Form 10-K
period 2017-06-30
CONCURRENT COMPUTER CORP/DE
filed 2017-09-20
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2016 was approximately $49,963,414 based on the closing price of $5.35 of our common stock as reported by the NASDAQ Global Market on December 31, 2016. There were 9,894,103 shares of common stock outstanding as of September 15, 2017.

Certain portions of the Registrant’s Proxy Statement to be used in connection with Registrant’s 2017 Annual Meeting of Stockholders scheduled to be held on October 25, 2017 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2017 Form 10-K Annual Report
Table of Contents

PART I

Cautionary Statement Regarding Forward-Looking Statements

When we use the terms “Concurrent,” “we,” “our,” and “us,” we mean Concurrent Computer Corporation and its subsidiaries.

Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the impact of our content delivery strategy on our business; the impact of our Aquari™ storage solution strategy on our business; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of the content delivery business to capture new business; our ability to reinvest the net proceeds from the sale of our Real-Time segment in a manner that we believe will generate an adequate return to our remaining business; fluctuations and timing of large content delivery orders; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, tariffs and currency fluctuations; the impact of competition on the pricing of content delivery products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery products, including acceptance of our new storage solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; global terrorism; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; the process of evaluation of strategic alternatives; and the availability of debt or equity financing to support our liquidity needs.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Additional risks and uncertainties which could affect our financial condition or results are discussed below under Item 1A. Risk Factors.

Item 1. Business.

Overview

Concurrent is a global software and solutions company that develops advanced applications focused on storing, protecting, transforming, and delivering visual media. Concurrent enables the world’s leading innovators in visual media to entertain, inform, and communicate, by providing the tools to help them unlock their creativity and share it with the world. We accomplish this by developing open software solutions that make the world’s visual media available online, when and where it is needed around the globe. Our business is comprised of one operating segment for financial reporting purposes, content delivery.

Our content delivery solutions consist of software, hardware and services for intelligently storing, processing and streaming video content to a variety of consumer devices. Our streaming, video processing and storage products and services are deployed by service providers to support consumer-facing video applications including live broadcast video, video-on-demand (“VOD”) and time-shifted television services such as cloud-based digital video recording (“cDVR”). In fiscal year 2016, we introduced Aquari, our software-defined scale-out storage solution that is ideally suited for a wide-range of applications in the media delivery value chain that require advanced performance, very large storage capacity, and a high degree of configuration flexibility.

In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 5 to the consolidated financial statements). In May 2017, we sold our Real-Time solutions business (“Real-Time business”) to Battery Ventures for gross proceeds of $35 million. The Real-Time business provided real-time Linux operating system variants, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. The Real-Time sale transaction was the culmination of a strategic process disclosed in our Form 10-K filed on August 30, 2016 which consisted of evaluating strategic alternatives and focusing on Concurrent’s other, and now the remaining, content delivery business. Prior to the sale, Concurrent sold the Real-Time business products to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world. Results of our Real-Time business are retrospectively reflected as a discontinued operation in our consolidated financial statements for all periods presented (see Note 4 to the consolidated financial statements). Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Corporation.

As soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on the Investors page of our website (www.concurrent.com), under the ‘Company’ tab then ‘Investors’ in the SEC Filings section. We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers. Both of these ethics policies are posted on the Investors page of our website (www.concurrent.com), under the ‘Company’ tab then ‘Investors’ in the Corporate Governance section. Copies of these documents will be furnished upon written request delivered to the following address: Attn: Corporate Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096. If we amend or change our code of ethics applicable to our principal executive, financial and accounting officers or grant a waiver under such code, we will disclose these events through our website. No information from our website is incorporated within this filing.

The Content Delivery Market

Our content delivery solutions are used by cable, telecommunications and Internet service providers to offer live broadcast, VOD and time-shifted television services to their end-customers. Digital video consumption has grown steadily year-over-year and streaming services have become a critical source of revenue for video service providers around the world. By 2020, video is expected to account for 79% of all global Internet traffic, according to a Cisco forecast for 2015 to 2020. Binge-watching has also become a major VOD trend, according to research by Deloitte, with 73% of consumers reporting that they have binge-watched an average of five hours of video content per sitting.

Consumer use of Internet-based subscription video services is also on the rise. According to research by Deloitte, subscription streaming video services were used in nearly 50% of all U.S. households in 2016, an increase of 6% relative to 2014. According to the NPD Group’s Connected Intelligence Smartphone and Tablet Usage Report, as of March 2016, streaming video is now used by 81% of all U.S. smartphone users on their mobile devices.

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

The Software-defined Storage Market

Software-defined storage (“SDS”) is a network-attached storage architecture in which a cluster of general purpose computer systems is loaded with software that organizes the servers and the disk space in them into a reliable and expandable storage system. The total amount of storage space can be expanded through the addition of computer systems, and the data stored on the cluster is intelligently coded and spread across the systems such that failure of a disk or entire computer system will not result in a loss of data. The market for SDS is growing rapidly. According to research firm Grand View Research, the global SDS market crossed the $2 billion mark in 2016, and is estimated to be nearly $20 billion in 2024. Growth in the SDS media & entertainment market is driven by a variety of factors, including the need for:

•	increasingly larger capacities to support larger libraries of content and higher quality video types; the need to store different types of video for set top boxes “(STBs”), smart TVs and mobile consumption as demanded by end-users;
•	more modern “object” storage technologies that can effectively store massive scale libraries that traditional “file” technologies cannot handle; and
•	more elastic storage architectures than can cost-effectively enable the consolidation of multiple, specialized storage systems onto a single common storage platform.

A study by Gartner, Inc. predicts that SDS systems sales will surpass traditional storage systems revenue by 2020, with 70% to 80% of unstructured data being stored in SDS systems.

Business Strategy

Content Delivery Solutions

Our content delivery strategy is to develop products that enable service providers and content providers to deliver a more compelling video entertainment experience on every screen. Our solutions are designed to provide a seamless evolutionary path that enables customers to support today’s business requirements while also taking advantage of next generation technologies that deliver the advanced features required to succeed in tomorrow’s video entertainment landscape. We offer flexible and scalable solutions comprised of software integrated with standard commercial hardware, as well as software-only solutions that can be deployed on customer provided hardware. Our proven, best-in-class solutions include features to address both classic televisions as well as Internet connected consumer devices from a common solution architecture. We market products that encode, transcode, record, protect, distribute, intelligently cache, and stream video content to a variety of viewing devices. Our content delivery solutions support live and on-demand services including broadcast TV, multi-screen VOD, time-shifted TV, and cDVR services.

Consolidated Storage Solutions

Our storage strategy is focused on providing open, scalable storage solutions that serve the multi-workload requirements of a broad range of content provider and video distribution customers throughout the media delivery workflow. Our solutions are software-defined, enabling them to be more easily managed and configured to support each customer’s unique media application and storage scaling requirements, integrated with standard commercial hardware. We employ open source storage software along with our extensive video experience to deliver a high-performance storage platform that can scale to exabyte capacity levels. We continue to enhance our Aquari storage solution to expand the range of supported features, improve the management and control software, and perform integrations with a variety of technology partners to support market-specific requirements.

Products and Services

Our business is comprised of one segment for financial reporting purposes: Content Delivery. Our products fall into four principal categories: video origin servers, video caches, video transcoders, and storage. In addition, we provide technical support for our products. For fiscal year 2017, our products accounted for 62% of our revenue and our services accounted for 38% of our revenue.

Concurrent’s products are all software-based and utilize our expertise and innovations in video ingesting, recording, processing, storage and delivery, combined with standard commercial hardware sourced from leading original equipment manufacturers (“OEMs”). Our products allow content providers to simplify the processing and storage of video assets as they prepare them for delivery to an increasingly complex set of distribution options. Our products also allow video service providers to build regional, national and global content delivery networks (“CDNs”) to stream video to any screen. We believe our modular, software-based approach provides our customers with the ability to more easily deploy new systems, expand those deployments and add services over time. Our unified solution provides a common software framework for delivering video to traditional STBs as well as Internet connected devices over both private and public networks. Our design goal is to provide seamless processing and delivery for end-user viewing of the highest quality on any device and to offer a seamless migration path for content providers and service providers that are evolving their traditional workflows toward more flexible IP-based technologies and hybrid private- and public-cloud service models.

Our software is integrated with standard commercial hardware components such as servers, disk arrays, solid state storage arrays, and network switching equipment. Our products are compatible with a wide range of video workflow technologies, including Media Asset Managers (“MAM”), digital head-end equipment, network transport, IP routers/switches, QAMs, DSL technologies, CMTS, STBs, and IP-connected consumer devices.

Origin Product

Zephyr™ Origin is Concurrent’s industry proven solution for ingesting, hosting and delivering video services. Zephyr Origin has the density, scalability and full-feature capabilities needed for cable and telecom operators to deliver 24/7 video service scale and reliability. Zephyr Origin is deeply integrated with Concurrent’s Laguna™ Cache and vendors providing digital rights management (“DRM”), back office software, and STBs, to provide a turn-key content delivery solution for service providers of any size. Zephyr Origin supports traditional video STB technologies as well as newer IP STBs and mobile devices, to give service providers ultimate flexibility and choice for their customers.

Transcode Product

Zephyr Transcode is Concurrent’s software-based video transcoding solution for both file and live workflows. It works together with Zephyr Origin to provide a scalable solution for the increasing complex and “just in time” nature of encoding prior to delivery. Concurrent provides Zephyr Transcode in a scalable blade server that is easy to scale and configure. Zephyr Transcode is also available independently of Zephyr Origin for content provider environments in which the same quality, flexibility and time constraints are a key consideration in their transcode solution decisions. Software-based transcoding provides easy upgrade flexibility for customers as video standards and quality requirements change with increasing frequency.

Caching Product

Laguna Cache is multi-tier video caching solution that improves economics and service quality of video services by reducing network traffic and start-up latency. Laguna Cache supports densities that are up to two times better than competing solutions. Laguna Cache can be deployed in a multi-tier series to give customers ultimate flexibility in designing complex delivery networks to meet their cost and performance needs. Like Zephyr Origin, Laguna Cache is deeply integrated with vendors throughout their ecosystem to provide a turn-key content delivery solution. Laguna Cache is deployable as a container-based product, which means it is easily managed and deployed by modern infrastructure “orchestration” systems like Docker or Kubernetes.

Storage Products

Aquari Storage is an open, software-defined, scale-out storage solution that supports a wide variety of applications and workloads. Powered by storage-optimized real-time enhancements for Linux, Aquari delivers the scalability and performance required to address the needs of content provider and video distribution customers. Based on open source Ceph storage software, Aquari delivers unmatched flexibility by combining multiple types of storage into a single platform, which means one storage solution can address the storage needs of multiple applications within an organization. With its intuitive controls, single point of management, and resilient, self-healing technology, Aquari reduces the time and effort associated with managing traditional storage solutions.

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

Sales and Marketing

We sell our solutions primarily through our direct field sales team supported by consultants and our sales support group located in North America, Latin America, the United Kingdom and Japan. Our sales force has significant experience in content delivery and storage applications. Our global sales efforts are augmented by a variety of channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers. Our products are typically assembled and shipped in the same quarter the purchase order is received, and as a result, we typically have minimal backlog. Our backlog for content delivery and storage products and services at June 30, 2017 totaled $8.9 million compared to $4.2 million at June 30, 2016.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products. As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers’ budgets for capital expenditures and new product introductions.

A significant portion of our content delivery solutions revenue has come from, and is expected to continue to come from, sales to service providers. Charter Communications/Time Warner Cable (“Charter/TWC”; Charter Communications and Time Warner Cable merged in May 2016) represented 29% and 36% of our total revenue from continuing operations for the fiscal years ended June 30, 2017 and 2016, respectively. Jupiter Communications (“J:COM”) represented 17% and 11% of our total revenue from continuing operations for the fiscal years ended June 30, 2017 and 2016, respectively. Cox Communications, Inc. (“Cox”) represented 16% and 14% of our total revenue from continuing operations for the fiscal years ended June 30, 2017 and 2016, respectively. Videotron represented less than 10% and 10% of our total revenue from continuing operations for the fiscal years ended June 30, 2017 and 2016, respectively. No other content delivery customer accounted for more than 10% of our total revenue during fiscal years 2017 and 2016.

For a more in-depth analysis of risk associated with customer concentration, see Note 13 to the consolidated financial statements.

New Product Development

We are committed to the development of new technology and rapid innovation. Research and development costs related to continuing operations are expensed when incurred and aggregated $8.2 million and $10.5 million in fiscal years 2017 and 2016, respectively. See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses. The following development strategies are indicative of the general direction of product development activities. Due to the inherent uncertainty involved with product development, we cannot guarantee the availability of future products and features.

Concurrent is focusing our new product development efforts on solutions that leverage our core competencies and strong legacy of high performance and reliability. New product development consists of feature and performance enhancement of our existing products and solutions, as well as new products intended to address our current and new markets. New product initiatives include:

Origin and Caching Products. Our research and development strategies for our origin and caching products are based on market demands and emerging trends in the ways content is delivered and consumed in the marketplace. We continue to advance the features set for and capabilities of our core CDN customers. We are also focused on broadening the range and diversity of the customers we serve with our product line and introducing new features that will enable us to reach beyond our core markets. We are also working on cloud-aware solutions that enable our products to operate in and with private and public cloud environments to support the needs of Internet-based video service providers that rely on cloud-based infrastructure and over-the-top delivery. We also continue to work on deep integrations of our products with technologies provided by third-party vendors and partners, with the goal of providing a complete end-to-end solution that can deliver content from providers through service providers to consumers on any media device.

Storage Products. Research and development strategies for our storage products are dedicated to improving the media-specific intelligence and integration of our solution with third-party systems. We also continue to focus on ease of use by enhancing our management console to make our storage platforms easier to deploy, scale, monitor and maintain. We are also working to improve the performance of our storage solutions in both throughput and capacity to support a wide range of usage scenarios throughout the media workflow. In support of these different usage scenarios, we are also working with a variety of third-party solution providers to integrate our systems to ensure a seamless and low-risk deployment for our content provider and service provider customers.

Competition

Our products are sold into highly-competitive environments, driven by rapid technological innovation. All of the product groups compete based upon features, reliability, scalability, service and price. Due in part to the range of performance and application capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our origin and cache solutions currently include the following: Adobe Systems Incorporated, Akamai Technologies, ARRIS Group, Inc., Broadpeak, Cisco Systems, Inc., Edgeware AB, Ericsson AB, Harmonic, Inc., Nokia Corporation and Wowza Media Systems, LLC.

The major competitors to our transcode solutions include Harmonic Inc., Ateme SA, and Amazon.com, Inc.

Our storage solutions compete with offerings sold by Dell EMC, NetApp, Quantum Corporation, Scality, Inc. and Qumulo.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers, television equipment manufacturers and digital STB manufacturers, may enter our markets, thereby further intensifying competition. Potential future competitors may also include one or more of the parties with whom we currently have a strategic relationship. Although we have copyright and other intellectual property rights with respect to much of the technology incorporated into our products, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have significantly greater financial, technical, sales, marketing and other resources than we do, and greater brand name recognition. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

Intellectual Property

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology. We distribute our products under purchase agreements or purchase terms that contain various provisions protecting our ownership and confidentiality of any licensed technology. The source code of our products is protected as a trade secret and as an unpublished copyright work. However, some of our products utilize open source code that provides limited copyright protection. In addition, in certain instances, we license our products under licenses that give licensees limited access to the source code of certain of our products, particularly in connection with our strategic alliances.

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

We own twelve U.S. patents: Nos. 7,877,468, 8,079,052, 8,505,057, 8,522,268, 8,650,601, 8,695,031, 8,763,044, 8,943,218, 8,972,600, 9,241,174, 9,288,536 and 9,113,233 and have multiple patent applications pending in the U.S. We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues and foreign counterparts thereof) which is owned by Alcatel-Lucent, now part of Nokia Corporation (the “Patent License”). These patents cover multiple interactive television, targeted advertising, and on-demand technologies.

We have entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant us non-exclusive, worldwide term licenses to distribute software as part of the solutions we market.

Suppliers

We sometimes purchase product components or subcontract assembled components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis. We purchase product components from the following single suppliers: Avnet, Inc. (“Avnet”), CSP, Inc., Dell, Inc. (“Dell”), General Electric, MBX Systems (“MBX”), igolgi Inc., Oracle Corporation, Seagate Cloud Systems, Inc. (“Seagate Cloud Systems” and acquirer of Dot Hill Systems Corporation), and Super Micro Computer, Inc. Comparable products are available from other sources and would conform to our system specifications with moderate engineering effort. Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2017 were Dell (34%), MBX (29%) and Seagate Cloud Systems (10%). During the fiscal year ended June 30, 2016, Avnet (31%), MBX (26%) and Dell (18%), were the only single-source suppliers accounting for 10% or more of these purchases.

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

Our business is subject to government regulation based on the products we sell, such as obtaining an export license or an end-use certificate from the buyer in certain circumstances. In the U.S., these requirements include, among others, the U.S. Export Administration Regulations, International Traffic in Arms Regulations and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, or fines.

Several countries where our systems are shipped have adopted rules and regulations governing the labeling of computer hardware which apply to our products. Specifically, we must comply with the Waste of Electronic and Electrical Equipment (“WEEE”) and Restriction of Hazardous Substances Directive (“RoHS”) enacted in the European Union.

Industries we serve are subject to extensive regulation in the U.S. and other countries. Our content delivery business is dependent upon the continued growth of video services in the U.S. and internationally. Broadband companies in the U.S. are subject to extensive government regulation by the Federal Communications Commission (“FCC”) and other federal and state regulatory agencies. Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations. In particular, the adoption of the EU Data Protection Regulation Compliance enacted by the European Union, contains various data privacy related requirements which we may be required to comply with by May 25, 2018 and such compliance requirements could have a material adverse effect on our business, financial condition and results of operations.

Environmental Matters

We export our products around the world where there are environmental regulations. These laws could have the effect of limiting our capital expenditures and thus could have a material adverse effect on our business, financial condition and results of operations. Violations of such laws may result in the imposition of substantial remediation costs and penalties. We believe we are in compliance with all material environmental laws and regulations.

Employees

As of June 30, 2017, we had 110 employees and contractors worldwide. Of these employees and contractors, 94 were located in the U.S. and 16 were located internationally. Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of our revenue and long-lived assets by geographic area attributable to our foreign and domestic continuing operations for the fiscal years ended June 30, 2017 and 2016 is presented in Note 12 to the consolidated financial statements included herein.

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

The risk factors below contain forward-looking statements regarding Concurrent. Actual results could differ materially from those set forth in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Risks Related to Our Business

A significant portion of our revenue was previously derived from the Real-Time business which was sold on May 15, 2017. If we are unsuccessful in maintaining or growing the profits from our remaining content delivery business or are not able to successfully reinvest the proceeds from the sale of our Real-Time business, our business will be adversely affected.

The Real-Time sale transaction was the culmination of a strategic process disclosed in our Form 10-K filed on August 30, 2016 which consisted of evaluating strategic alternatives and focusing on maintaining and growing our other, and now our remaining, content delivery business. If we are unsuccessful in maintaining or growing our remaining content delivery business or if we are unable to adequately manage expenses of maintaining or growing such business, our operating profits could be materially adversely affected.

Prior to the sale of our Real-Time business, we sold our Real-Time business products to a wide variety of customers in the defense, aerospace, financial and automotive markets around the world. Due to our limited customer base and the ongoing consolidation trend among our customers, one of the most significant opportunities for revenue growth is in the expansion of services and products made available to our existing customer base. Such expansion requires expenditure of expenses that will now only be supported by the revenue from our remaining content delivery business.

See Note 4 to the consolidated financial statements for more information about the sale of the Real-Time business.

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

In North America, service providers have widely adopted video services over the past decade. Many will be reluctant to change vendors as systems are upgraded due to the integration into their network, and some may opt for internally-developed solutions. In addition, we may focus on smaller service providers in order to expand market penetration and increase revenue and these opportunities may require more sales and marketing resources while resulting in relatively smaller order sizes. As a result, future opportunities for new sales of content delivery solutions into these markets may be challenging and/or limited.

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

We expect these sales to continue to constitute a substantial portion of our revenues for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure. Further demand will also depend on customers’ continuing to upgrade and expand their offerings with our solutions. Any slowdowns or delays in this spending would likely have a material adverse impact on our quarterly revenues and could result in net losses.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements. There can be no assurance that we will be successful in enhancing our current and planned content delivery products or developing, integrating and marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete. Future technological advances may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services. Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions. Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

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

Over the years, our industry has experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results, financial condition and cash flows due to a decrease of our average selling prices. We also anticipate that our gross margins will fluctuate from period-to-period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels, operating results, financial condition and cash flows will be adversely impacted.

We incurred net losses in the past and may incur further losses in the future.

We incurred losses from continuing operations of $11.1 million and $12.7 million in fiscal years ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of approximately $165.5 million. We may have difficulty sustaining profitable operations and incur additional net losses in the future.

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

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management. In light of the growing complexities in managing our portfolio of products and services, our anticipated future operations may strain our technical, operational and administrative resources. A failure to manage changes in our volume of business may harm our business through a decreased ability to monitor and effectively control our operations, and a decrease in the quality of products and innovation of our employees upon which our business is dependent. If we fail to meet customers’ supply expectations, we could incur penalties, our revenue would be adversely affected and we may lose business, which could materially and adversely affect our operating results, financial condition and cash flows.

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

Publicly-traded companies have increasingly become subject to campaigns by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. Given our significant cash and short-term investment balances as of June 30, 2017, market capitalization and other factors, it is possible that stockholders may in the future attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by activist stockholders would be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.

We utilize open source software, which could enable our competitors to gain access to our source code and distribute it without paying any license fee to us.

Key components of our content delivery products utilize open source software on Linux platforms. Some open source software, especially that provided under the GNU Public License, is provided pursuant to licenses that limit the restrictions that may be placed on the distribution and copying of the provided code. Thus, it is possible that customers or competitors could copy portions of our software and freely distribute it. This could substantially impact our business and our ability to protect our products and future business.

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

Any litigation or claims brought against us, whether or not valid, could result in substantial costs and diversion of our resources. Intellectual property litigation or claims brought against us could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or
•	re-design products or services that incorporate the disputed technology.

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

The markets for content delivery products are extremely competitive. Our competitors include divisions of larger public companies with an established presence in the industry, as well as well-funded start-ups. Further, as we expand the addressable markets for our product offerings, we encounter a different set of competitors. This intense competition has negatively impacted our content delivery solutions revenues and may severely impact our success and ability to earn additional revenue through expanding our content delivery solutions offerings.

A list of the primary competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in Part I, Item 1., the Business section of this Annual Report on Form 10-K for the year ended June 30, 2017.

We have a significant base of deployed content delivery products that our customers, over time, may decide to replace for products from other companies.

A significant number of our VOD products have been deployed for several years and may be replaced with newer products or technologies. When our customers evaluate replacing those older products, they may choose a different vendor. If that were to occur, we would lose future revenue opportunities from expansion as well as maintenance revenue.

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

Our reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules. Any of these events could adversely affect our business, results of operations and financial condition. We estimate that a lead-time of 12-16 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuit and printed circuit assemblies. A change in the supplier of these components, without the appropriate lead-time, could result in a material delay in shipments by us of certain products. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays. Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal period originally planned, and, as a result, may adversely affect our financial results for that particular period. See the Suppliers heading in Part I, Item 1., the Business section of this Annual Report on Form 10-K for additional information.

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

Sales to international customers accounted for approximately 34% and 37% of our revenue from continuing operations in fiscal years 2017 and 2016, respectively. Accordingly, our business is susceptible to numerous risks associated with international operations.

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

Our facilities could be subject to severe weather that could shut down those facilities and halt production.

All of our facilities are, from time to time, subject to severe weather that could result in a temporary shut-down of the impacted facility. Further, an extended shut-down within the Atlanta, Georgia metropolitan area could slow the release of software products for our content delivery business since most of the developers for those products are located at two facilities in this area.

A failure to detect fraud in the business could be serious.

Over the last several years, we have observed an increase in minor instances of attempted fraud in the business, including unauthorized use of company credit cards and unauthorized banking transactions. While we are confident that we have comprehensive controls in place, there can be no assurances that all business fraud will be detected and/or thwarted. A loss related to fraud, especially an uninsured loss, could have an adverse effect on our business.

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

We are subject to various international, U.S. federal, state and local laws. The television industry is subject to extensive regulation in the U.S. and other countries. Our content delivery solutions revenue is dependent upon the continued growth of the digital television industry in the U.S. and internationally. Broadband companies are subject to extensive government regulation by the FCC and other federal and state regulatory agencies. The 1984 Cable Act, which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of U.S. households. Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations. If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation. In addition, new ‘net neutrality’ legislation or regulations could be implemented or interpreted in a way that curtails certain of our products’ uses within our customers’ data networks and adversely impacts our customers’ ability to operate those networks efficiently or profitably. This could impact our sales of those products. The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

During the fourth quarter of fiscal year 2014, we released $13.7 million of valuation allowances against our U.S. deferred tax assets (including discontinued operations). However, during the fourth quarter of fiscal year 2016, we reestablished $12.5 million of valuation allowances against our U.S. deferred tax assets (including discontinued operations) and as of June 30, 2017 and 2016, our U.S. deferred tax assets are fully reserved. Changes to our business in the future may require a release of our valuation allowances, which would result in additional tax benefits that would improve our net income. See Note 9 to the consolidated financial statements for further discussion.

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

Additionally, see the risk factor below that discusses our formal amendment to our certificate of incorporation adopted by our stockholders at our 2016 Annual Meeting of Stockholders held on October 26, 2016 designed to limit our exposure to an ownership change and as further discussed in Note 9 to the consolidated financial statements.

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

From time to time we complete an analysis of the ownership changes in our stock pursuant to Section 382 of the Internal Revenue Code. As of June 30, 2017, the ownership change was 22.3%, compared to 27.7% as of June 30, 2016. Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of Concurrent stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Most of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our net operating loss carryforwards to offset future taxable income. We could lose all or a substantial part of the benefit of our accumulated net operating loss carryforwards if an ownership change pursuant to Section 382 does occur.

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

Our common stock is traded on the NASDAQ Global Market. For the 12 months ended June 30, 2017, the high and low prices reported on the NASDAQ Global Market were $7.10 and $4.63, respectively. Further, as of September 15, 2017, the closing price as reported on the NASDAQ Global Market was $6.22. The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

•	variations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance;
•	the development of the content delivery market in general;
•	the investment in storage markets;
•	changes in market valuations of similar companies;
•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	loss of a major customer or failure to complete significant transactions;
•	consolidation of companies that comprise our target market;
•	suspension, reduction or cancellation of the quarterly dividend; and
•	additions or departures of key personnel.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities as of June 30, 2017 are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including operations, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date of Lease	Approx. Floor Area (Sq. Feet)

4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research and Development, Operations, Service, Sales and Marketing	December 2018	36,600
201 17th Street Suite 540 Atlanta, Georgia 30363	Research and Development, Operations, Sales and Marketing	September 2018	4,785

In addition to the facilities listed above, we also lease space in various domestic and international locations for use as sales and service offices typically under short-term or subleasing arrangements.

Item 3. Legal Proceedings.

We are not presently involved in any material litigation. However, we are from time to time party to various routine legal proceedings arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, balance sheets or the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows in the period ended June 30, 2017.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Executive Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of executive officers as of August 31, 2017:

Name	Position	Age

Derek Elder	President, Chief Executive Officer, and Director	46
Warren Sutherland	Chief Financial Officer	46

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

Warren Sutherland, Chief Financial Officer. Mr. Sutherland was appointed as our Chief Financial Officer on May 15, 2017. Mr. Sutherland most recently served as Concurrent’s Vice President of Sales Operations, Information Technology and Financial Planning & Analysis since 2016. Mr. Sutherland has more than 16 years of financial and operational leadership experience with public and private companies in the high-tech and fin-tech industries. Mr. Sutherland held various financial management positions at Concurrent from 2000-2015 and then joined Cardlytics, Inc., a fin-tech company, as Vice President of Financial Planning & Analysis for one year before returning to Concurrent in mid-2016. Mr. Sutherland began his accounting career as an auditor with Arthur Andersen. He is a certified public accountant and holds a Bachelor of Business Administration in Finance and Masters of Accountancy, both from the University of Georgia.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently traded under the symbol “CCUR” on the NASDAQ Global Market. The following table sets forth the high and low sales price for our Common Stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year 2017
Quarter Ended:	High	Low

September 30, 2016	$6.66	$4.95
December 31, 2016	$6.48	$5.08
March 31, 2017	$5.75	$4.75
June 30, 2017	$7.10	$4.63

Fiscal Year 2016
Quarter Ended:	High	Low

September 30, 2015	$6.47	$4.54
December 31, 2015	$5.75	$4.59
March 31, 2016	$6.63	$4.81
June 30, 2016	$6.65	$4.97

On September 15, 2017, the last reported sale price of our common stock on NASDAQ was $6.22 per share. As of August 31, 2017, there were 519 registered holders of record of our common stock.

In fiscal years 2017 and 2016, we paid four quarterly cash dividends of $0.12 per share of common stock. We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 7 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein, including in Item 1A. Risk Factors and under the heading “Cautionary Note Regarding Forward Looking Statements” on page 1 herein.

Overview

We are a global software and solutions company that develops advanced applications focused on storing, protecting, transforming, and delivering visual media. We enable the world’s leading innovators in visual media to entertain, inform, and communicate, by providing the tools to help them unlock their creativity and share it with the world. We accomplish this by developing open software solutions that make the world’s visual media available online, when and where it is needed around the globe. Our business is comprised of one operating segment for financial reporting purposes, Content Delivery.

Our content delivery solutions consist of software, hardware and services for intelligently storing, processing and streaming video content to a variety of consumer devices. Our streaming, video processing and storage products and services are deployed by service providers to support consumer-facing video applications including live broadcast video, video-on-demand and time-shifted television services such as cloud-based digital video recording. In fiscal year 2016, we introduced Aquari Storage, our software-defined scale-out storage solution that is ideally suited for a wide-range of applications in the media delivery value chain that require advanced performance, very large storage capacity, and a high degree of configuration flexibility.

In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 5 to the consolidated financial statements).

In May 2017, we sold our Real-Time solutions business (“Real-Time business”) to Battery Ventures for gross proceeds of $35 million. The Real-Time business provided real-time Linux operating system variants, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. Prior to the sale, Concurrent sold the Real-Time business products to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world. Results of our Real-Time business are retrospectively reflected as a discontinued operation in our consolidated financial statements for all periods presented (see Note 4 to the consolidated financial statements).

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying consolidated financial statements reflect the financial results and financial position of our continuing content delivery solutions business.

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

Prior to the sale of our multi-screen video analytics product line in September 2015 (see Note 5 to the consolidated financial statements), our sales model for multi-screen video analytics software products included the option for customers to purchase a perpetual license, a term license, or software as a service. Customers also had the option to purchase maintenance or managed services with their license. Revenue from these sales generally was recognized over the term of the various customer arrangements. Professional services attributable to implementation of our multi-screen video analytics software products or managed services were essential to the customers’ use of these products and services. We deferred commencement of revenue recognition for the entire arrangement until we had delivered the essential professional services or had made a determination that the remaining professional services were no longer essential to the customer. We recognized revenue for managed services and software-as-a-service arrangements once we commenced providing the managed or software services and recognized the service revenue ratably over the term of the various customer contracts. In circumstances whereby we sold a term or perpetual license and maintenance or managed services, we commenced revenue recognition after both the software and service were made available to the customer and recognized the revenue from the entire arrangement ratably over the longer of the term license or service period, because we did not have vendor specific objective evidence (“VSOE”) for either our term licenses or our maintenance and managed services for multi-screen video analytics software solutions.

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

As of June 30, 2017, we continue to maintain a full valuation allowance on our net deferred tax assets in all jurisdictions except Japan and the U.K. We believe that it is more-likely-than-not that the deferred tax assets will not be realized in the jurisdictions in which we maintain a full valuation allowance. During the fourth quarter of fiscal year 2016, we evaluated the recent trend operating results in the U.S. and concluded that it was more-likely-than-not that we will be unable to realize our U.S. deferred tax asset. Based upon our recent operating losses and our estimate of future U.S. earnings due to our investment in our storage solutions product line, we reestablished a full valuation allowance in the U.S. during the fourth quarter of fiscal year. In Japan and the U.K., we believe that it is more-likely-than-not that we will realize our entire deferred tax inventory, and no valuation allowance is needed.

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

Selected Operating Data as a Percentage of Total Revenue

The following table sets forth our consolidated historical operating information from continuing operations, as a percentage of total revenues (unless otherwise noted) for the periods indicated:

	Year Ended June 30,
	2017	2016

Revenue (% of total revenue):
Product	62.0%	68.9%
Service	38.0	31.1
Total revenue	100.0	100.0

Cost of sales (% of respective revenue category):
Product	44.5	38.8
Service	45.9	46.8
Total cost of sales	45.0	41.3

Gross margin	55.0	58.7

Operating expenses:
Sales and marketing	40.3	31.1
Research and development	29.8	33.0
General and administrative	29.2	23.6
Gain on sale of product line, net	-	(12.8)
Total operating expenses	99.3	74.9

Operating loss	(44.3)	(16.2)

Interest income, net	0.3	0.1
Other income, net	-	1.3

Loss from continuing operations before income taxes	(44.0)	(14.8)

Provision (benefit) for income taxes	(3.8)	25.1

Loss from continuing operations	(40.2)	(39.9)

Results of Operations

We recognize revenue for product sales in accordance with the appropriate accounting guidance as described in our critical accounting policies. We recognize revenue from customer service plans ratably over the term of each plan, which are typically between one and two years.

Custom engineering services are often completed within 90 days from receipt of an order. Revenues from these services are recognized upon completion, delivery and acceptance of the product to the customer. In certain instances, our customers require significant customization of both the software and hardware products. In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance, is recognized in conformity with accounting standards governing long term construction-type contracts and performance of construction-type and certain production-type contracts. If we are able to determine reasonable estimates of the cost of the arrangement, we record the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion. If we are unable to reasonably estimate the costs to complete the arrangement, all revenue is deferred until the contract is completed.

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

Fiscal Year 2017 in Comparison to Fiscal Year 2016

The following table sets forth summarized consolidated financial information for each of the fiscal years ended June 30, 2017 and 2016, as well as comparative data showing increases and decreases between periods (dollars in thousands).

	Year Ended June 30,		$	%
	2017	2016	Change	Change

Product revenue	$17,141	$22,044	$(4,903)	(22.2)%
Service revenue	10,506	9,963	543	5.5%
Total revenue	27,647	32,007	(4,360)	(13.6)%

Product cost of sales	7,632	8,544	(912)	(10.7)%
Service cost of sales	4,820	4,660	160	3.4%
Total cost of sales	12,452	13,204	(752)	(5.7)%

Product gross margin	9,509	13,500	(3,991)	(29.6)%
Service gross margin	5,686	5,303	383	7.2%
Total gross margin	15,195	18,803	(3,608)	(19.2)%

Operating expenses:
Sales and marketing	11,130	9,950	1,180	11.9%
Research and development	8,233	10,549	(2,316)	(22.0)%
General and administrative	8,068	7,556	512	6.8%
Gain on sale of product line, net	-	(4,100)	4,100	(100.0)%
Total operating expenses	27,431	23,955	3,476	14.5%
Operating loss	(12,236)	(5,152)	(7,084)	137.5%

Interest income, net	81	37	44	118.9%
Other income, net	7	409	(402)	(98.3)%
Loss from continuing operations before income taxes	(12,148)	(4,706)	(7,442)	158.1%
Provision (benefit) for income taxes	(1,037)	8,031	(9,068)	(112.9)%
Loss from continuing operations	(11,111)	(12,737)	1,626	(12.8)%

Income from continuing operations, net of income taxes	39,492	1,624	37,868	2331.8%
Net income (loss)	$28,381	$(11,113)	$39,494	(355.4)%

Product Revenue. Product revenue decreased by $4.9 million, or 22.2%, for fiscal year 2017 compared to fiscal year 2016. Additionally, fiscal year 2017 includes $3.0 million of product revenue from our Aquari storage product solution compared to $2.0 million in fiscal year 2016. The period-over-period decrease in product revenue resulted from the following:

•	North American product revenue decreased by $5.2 million, or 30.6%, due to lower purchasing volume from our largest North American customer in fiscal year 2017 compared to fiscal year 2016.
•	European product revenue decreased by $0.8 million, or 36.8%. European product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers.
•	Asia-Pacific product revenue increased by $0.7 million, or 27.4%. as our largest customer in the region increased their purchasing volume.
•	South American product revenue increased $0.4 million (we had no sales in this region in the prior year period).

Fluctuation in product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our product revenue is also subject to customers’ capital spending cycles, including product upgrade and expansion patterns, and may be impacted in the future by consolidation of the industry in which our customers operate.

Service Revenue. Services revenue increased by $0.5 million, or 5.5%, for fiscal year 2017 compared to fiscal year 2016 despite the loss of $0.5 million in content delivery service revenue as a result of the sale of our multi-screen video analytics product line in September 2015. The increase period-over-period is primarily due to an increase in the volume of out-of-warranty revenue and installation revenue from our Aquari storage product.

Product Gross Margin. Product gross margin was $9.5 million for fiscal year 2017, a decrease of $4.0 million, or 29.6%, from $13.5 million for fiscal year 2016. The decrease in gross margin dollars is primarily due to the decrease in product revenue. Product gross margin as a percentage of product revenue decreased to 55.5% for fiscal year 2017 from 61.2% for fiscal year 2016 primarily due to the product mix of our more mature content delivery solutions and the increased volume of our Aquari storage solutions, which currently has a lower gross margin than our more mature products.

Service Gross Margin. Service gross margin was $5.7 million for fiscal year 2017, an increase of $0.4 million, or 7.2%, from $5.3 million for fiscal year 2016. Gross margin on service revenue increased to 54.1% of service revenue for fiscal year 2017 from 53.2% of service revenue for fiscal year 2016. Service margin as a percentage of service revenue improved slightly due to the higher volume of out-of-warranty revenue and installation revenue, with a less than commensurate increase in service costs, as our service costs of sales are mostly comprised of relatively fixed salaries for our service and support teams that vary minimally with changes in revenue.

Sales and Marketing. Sales and marketing expenses were $11.1 million for fiscal year 2017, an increase of $1.1 million, or 11.9%, from $10.0 million for fiscal year 2016. This year-over-year increase primarily resulted from (1) a $0.5 million increase in severance costs due to changes in segment sales leadership and other eliminated sales positions, (2) a $0.4 million signing bonus for a sales executive of the Company upon entering into a new employment arrangement (which superseded a previously existing arrangement) upon the sale of our Real-Time business, (3) a $0.3 million increase in domestic sales and marketing personnel costs and (4) a $0.2 million increase in international sales and marketing costs primarily in Japan, partially offset by (3) a $0.2 million decrease in trade shows and other marketing-related activities.

Research and Development. Research and development expenses were $8.2 million for fiscal year 2017, a decrease of $2.3 million, or 22.0%, from $10.5 million for fiscal year 2016. The year-over-year decrease primarily resulted from a reduction of headcount in the U.S. within our development teams.

General and Administrative. General and administrative expenses were $8.1 million for fiscal year 2017, an increase of $0.5 million, or 6.8%, from $7.6 million for fiscal year 2016. This increase was primarily due to (1) $0.6 million in severance to two executives incurred upon the sale of our Real-Time business and transaction bonuses to internal staff also in connection with the sale of our Real-Time business, (2) $0.5 million increase in professional fees and legal settlements, including costs related to our shareholder litigation, Board standstill agreement and review of strategic alternatives, partially offset by (3) a $0.3 million bonus paid to our chief executive officer in connection with the execution of an amendment to his employment agreement in October 2015, and (4) a $0.2 million decrease in other bonuses.

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

Other Income (Expense), net. During fiscal year 2017, we recognized less than $0.1 million of net realized foreign currency translation gains compared to $0.4 million in net realized currency translation gains in fiscal year 2016. These gains result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies

Provision for Income Taxes. We recorded a $1.0 million income tax benefit for fiscal year 2017 compared to a $8.0 million income tax provision for fiscal year 2016. The benefit for fiscal year 2017 is primarily due to the release of a portion of our unrecognized tax benefits and other federal and state tax benefits attributable to our loss from continuing operations. The provision for fiscal year 2016 is primarily due to non-cash income tax expense related to the reestablishment of a full valuation allowance based on our evaulation that it is more-likely-than-not that some portion or all of the U.S. deferred tax assets will not be realized as a result of our recent trend of negative operating results in the U.S. expectations for future taxable income in the U.S. due to the continued investment in our Aquari storage solutions product line.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of June 30, 2017.

Loss from Continuing Operations. Our loss from continuing operations for fiscal year 2017 was $11.1 million, or $1.20 loss per basic and diluted share, compared to a net loss for fiscal year 2016 of $12.7 million, or $1.39 loss per basic and diluted share.

Income from Discontinued Operations, Net of Income Taxes. We sold our Real-Time business in May 2017. As a result, income from discontinued operations, net of income taxes includes the financial results of our Real-Time business for the year ended June 30, 2016 and through May 15, 2017 (and through May 30, 2017 for the European operations of the Real-Time business) during the year ended June 30, 2017. Included in income from discontinued operations, net of income taxes is the recognition of a pre-tax gain on the sale of the Real-Time business of $34.6 million. The gain on the sale of the Real-Time business also reflects $2.7 million of third-party transaction related expenses from the transaction for the year ended June 30, 2017.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 62% and 61% of fiscal year 2017 and 2016 total revenue from continuing operations;

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	our investment strategy into the storage solutions market;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	our exploration and evaluation of strategic alternatives;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $3.0 million and used $2.2 million of cash from operating activities during fiscal years 2017 and 2016, respectively. Operating cash flows in fiscal year 2017 were primarily attributable to operating losses for the year. Operating cash flows in fiscal year 2016 were primarily driven by the timing of customer billings and payments to suppliers at the end of the fiscal year.

We invested $0.9 million and $2.3 million in property and equipment during fiscal years 2017 and 2016, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development groups and (2) demonstration systems used by our sales and marketing group. Fiscal year 2017 capital expenditures were driven by our initial investments in lab and test equipment for our Aquari storage development group. We expect our capital expenditures for fiscal year 2018 to be similar to fiscal year 2017.

We invested $6.9 million in short-term investments during the year ended June 30, 2017. We moved cash to these short-term investments in the third quarter of fiscal year 2017 so that we may earn a higher return than we had previously earned with our cash and cash equivalent balances. Our short-term investments consist of highly liquid commercial paper and have original maturities of more than 3 months but no more than 12 months.

In May 2017, we sold our Real-Time business for gross proceeds of $35.0 million in cash subject to working capital and other adjustments. Net proceeds from the sale received through June 30, 2017 totaling $31.0 million are as follows: (1) a $29.4 million payment to the Company in cash received on May 15, 2017 (including a reduction for estimated working capital of $0.8 million), (2) a $2.8 million payment in cash to the Company concurrently with the transfer of the European operations of the Real-Time business to the Purchaser received on May 30, 2017, less (3) $1.1 million in cash transferred in the sale. The remaining $2.0 million placed in escrow as security for certain purchase price adjustments and for the Company’s indemnification obligations will be released to the Company on or before May 15, 2018 (less any portion of the escrow used to make indemnification or purchase price adjustment payments).

During the year ended June 30, 2016, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million in cash.

We paid four quarterly cash dividends, each for $0.12 per share, during each of fiscal years 2017 and 2016. During fiscal years 2017 and 2016, we also paid an additional $0.2 million and $0.1 million of dividends, respectively, that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each respective fiscal year. In fiscal year 2017, the additional amount paid includes payments of dividends to certain terminated executives whose vesting of restricted shares was accelerated in connection with the sale of the Real-Time business. We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Although we do not have any outstanding debt or borrowing facilities in place at June 30, 2017, we periodically review the need for credit arrangements. Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

We had working capital (current assets less current liabilities) of $45.3 million and $22.6 million and cash, cash equivalents and short-term investments of $42.8 million and $20.3 million (including $1.5 million in cash and cash equivalents attributable to our discontinued operations) at June 30, 2017 and 2016, respectively. At June 30, 2017, we had no material commitments for capital expenditures.

As of June 30, 2017, approximately $0.7 million, or 1.9% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2017:

	Payments Due By Fiscal Year
Contractual Obligations	Total	2018	2019-2020	2021-2022	2023-2027

Operating leases (1)	$687	$471	$216	$-	$-
Pension plan	2,443	248	500	492	1,203
Total	$3,130	$719	$716	$492	$1,203

(1)	Excludes charges for common area maintenance, operating expenses, insurance and taxes associated with the leased properties.

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), a new standard related to revenue recognition as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date and deferred the original effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for us beginning July 1, 2018. Early adoption is not permitted. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU  2016-08”); in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), all of which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. We anticipate that ASU 2014-09 and its related standards may have a material impact, and we are currently evaluating the impact these standards will have on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements or disclosures.

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

We conducted an evaluation as of June 30, 2017, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” (originally issued in 1992 and updated in 2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

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

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item 4A of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant’s Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 25, 2017 (“Registrant’s 2017 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2017 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors” in the Registrant’s 2017 Proxy Statement.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant’s 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Registrant’s 2017 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in the Registrant’s 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in the Registrant’s 2017 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed As Part of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2017 and 2016

Consolidated Statements of Operations for the years ended June 30, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

(3) Exhibits

Exhibit	Description of Document

2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (No. 001-37706)).

4.3	Form of Right Certificate (included in Exhibit 10.18).

10.1†	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.2†	1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.3†	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.4†	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.5†	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.6†	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.7†	Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.8†	Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.9†	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.10†	Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.11†	Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.12†	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.13	Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

10.14†	Employment Agreement, dated November 18, 2014, between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2014 (No. 001-13150)).

10.15†	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on August 26, 2015).

10.16†	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

10.17	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

10.18	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2016).

10.19	Amendment to Tax Asset Preservation Plan, dated as of October 13, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

10.20†	Amendment to Employment Agreement dated September 1, 2016 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).

10.21	License and Support Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Real Time, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

10.22†	Employment Agreement, dated May 15, 2017, between Concurrent Computer Corporation and Warren Sutherland (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

10.23†	Separation Agreement, dated May 15, 2017, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

† Indicates management contract or compensatory plan.

* Included herewith.

CONCURRENT COMPUTER CORPORATION

ANNUAL REPORT ON FORM 10-K

Item 8

Consolidated Financial Statements and Supplementary Data

Year Ended June 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended June 30, 2017 and 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years ended June 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
September 20, 2017

CONCURRENT COMPUTER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$35,893	$18,798
Short-term investments	6,870	-
Accounts receivable, net of allowance for doubtful accounts of $10 at both June 30, 2017 and 2016	6,930	8,862
Receivable from sale of Real-Time business held in escrow	2,000	-
Inventories	1,865	2,342
Prepaid expenses and other current assets	1,366	711
Current assets of discontinued operations	-	9,215
Total current assets	54,924	39,928

Property and equipment, net	1,726	2,578
Deferred income taxes, net	15	146
Other long-term assets, net	1,142	668
Noncurrent assets of discontinued operations	-	1,916
Total assets	$57,807	$45,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,164	$6,315
Deferred revenue	1,454	4,017
Current liabilities of discontinued operations	-	6,985
Total current liabilities	9,618	17,317

Long-term liabilities:
Deferred revenue	66	198
Pension liability	3,582	3,720
Other long-term liabilities	1,072	1,056
Noncurrent liabilities of discontinued operations	-	1,947
Total liabilities	14,338	24,238

Commitments and contingencies (Note 16)

Stockholders’ equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,410,878 and 9,218,093 issued and outstanding at June 30, 2017 and 2016, respectively	94	92
Capital in excess of par value	212,018	210,971
Accumulated deficit	(165,498)	(189,265)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	(2,890)	(545)
Total stockholders’ equity	43,469	20,998
Total liabilities and stockholders’ equity	$57,807	$45,236

The accompanying notes are an integral part of the consolidated financial statements.

Concurrent Computer Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year Ended June 30,
	2017	2016
Revenues:
Product	$17,141	$22,044
Service	10,506	9,963
Total revenues	27,647	32,007

Cost of sales:
Product	7,632	8,544
Service	4,820	4,660
Total cost of sales	12,452	13,204

Gross margin	15,195	18,803

Operating expenses:
Sales and marketing	11,130	9,950
Research and development	8,233	10,549
General and administrative	8,068	7,556
Gain on sale of product line, net	-	(4,100)
Total operating expenses	27,431	23,955

Operating loss	(12,236)	(5,152)

Interest income	82	37
Interest expense	(1)	-
Other income, net	7	409
Loss from continuing operations before income taxes	(12,148)	(4,706)

Provision (benefit) for income taxes	(1,037)	8,031

Loss from continuing operations	(11,111)	(12,737)

Income from discontinued operations, net of income taxes	39,492	1,624

Net income (loss)	$28,381	$(11,113)

Basic and diluted earnings (loss) per share:
Continuing operations	$(1.20)	$(1.39)
Discontinued operations	4.27	0.18
Net income (loss)	$3.07	$(1.21)

Weighted average shares outstanding - basic and diluted	9,252,275	9,154,437

Cash dividends declared per common share	$0.48	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

Concurrent Computer Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended June 30,
	2017	2016

Net income (loss)	$28,381	$(11,113)

Other comprehensive income (loss):
Foreign currency translation adjustment	(478)	(231)
Pension and post-retirement benefits, net of tax	292	(423)
Other comprehensive loss	(186)	(654)

Comprehensive income (loss)	$28,195	$(11,767)

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 30, 2017 and 2016

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2015	9,136,793	$91	$210,207	$(173,595)	$109	(37,788)	$(255)	$36,557
Dividends declared				(4,620)				(4,620)
Dividends forfeited with restricted stock forfeitures				63				63
Share-based compensation expense			789					789
Lapse of restriction on restricted stock	81,300	1	(1)					-
Income tax impact of stock compensation			(24)					(24)
Other comprehensive income (loss), net of taxes:
Net loss				(11,113)				(11,113)
Foreign currency translation adjustment					(231)			(231)
Pension plan					(423)			(423)
Total comprehensive loss								(11,767)
Balance at June 30, 2016	9,218,093	92	210,971	(189,265)	(545)	(37,788)	(255)	20,998
Dividends declared				(4,734)				(4,734)
Dividends forfeited with restricted stock forfeitures				120				120
Share-based compensation expense			931					931
Lapse of restriction on restricted stock	172,785	2	(2)					-
Exercise of stock options	20,000		118					118
Reclassification of foreign currency translation adjustment from sale of Real-Time business					(2,159)			(2,159)
Other comprehensive income (loss), net of taxes:
Net income				28,381				28,381
Foreign currency translation adjustment					(478)			(478)
Pension plan					292			292
Total comprehensive income								28,195
Balance at June 30, 2017	9,410,878	$94	$212,018	$(165,498)	$(2,890)	(37,788)	$(255)	$43,469

The accompanying notes are an integral part of the consolidated financial statements.

Concurrent Computer Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended June 30,
	2017	2016

Cash flows used in operating activities:
Net income (loss)	$28,381	$(11,113)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,726	1,701
Share-based compensation	931	789
Deferred income taxes, net	859	13,209
Provision for excess and obsolete inventories	188	333
Provision for bad debts	-	41
Other, net	(14)	-
Foreign currency exchange gains	(51)	(694)
Gain on sale of Real-Time business, net	(34,574)	-
Gain on sale of product line, net	-	(4,100)
Decrease (increase) in assets:
Accounts receivable	4,203	(4,805)
Inventories	180	(43)
Prepaid expenses and other current assets	(3,171)	(393)
Other long-term assets	(479)	(91)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	747	2,495
Deferred revenue	(2,063)	249
Pension and other long-term liabilities	133	201
Net cash used in operating activities	(3,004)	(2,221)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(912)	(2,251)
Purchase of domain name	-	(35)
Purchases of short-term investments	(6,856)	-
Proceeds from sale of Real-Time business, net of cash transferred	31,043	-
Proceeds from sale of product line	-	3,500
Net cash provided by investing activities	23,275	1,214

Cash flows provided by (used in) financing activities:
Dividends paid	(4,602)	(4,472)
Proceeds from exercise of stock options	118	-
Net cash used in financing activities	(4,484)	(4,472)

Effect of exchange rates on cash and cash equivalents	(162)	296

Increase (decrease) in cash and cash equivalents	15,625	(5,183)
Cash and cash equivalents - beginning of year	20,268	25,451
Cash and cash equivalents - end of year	$35,893	$20,268

Cash paid during the period for:
Interest	$6	$3
Income taxes (net of refunds)	$799	$511

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

Concurrent is a global software and solutions company that develops advanced applications focused on storing, protecting, transforming, and delivering high value media assets. We serve industries and customers that demand uncompromising performance, reliability and flexibility to gain a competitive edge, drive meaningful growth and confidently deliver best-in-class solutions that enrich the lives of millions of people around the world every day. As a result of the sale of our Real-Time solutions business in May 2017, as discussed below, we have one reporting segment for financial reporting purposes, Content Delivery.

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video applications including live broadcast video, video-on-demand and time-shifted video services such as cloud-based digital video recording. In fiscal year 2016, we introduced Aquari™ Storage, our unified scale-out storage solutions product that is ideally suited for a wide range of enterprise IT and video applications that require advanced performance, very large storage capacities, and a high degree of reliability.

In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 5 –Sale of Product Line). In May 2017, we sold our Real-Time solutions business (“Real-Time business”) consisting of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products were sold to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

Results of our real-time business are retrospectively reflected as discontinued operations in our consolidated financial statements for all periods presented (see Note 4 – Discontinued Operations). Prior year information has been adjusted to conform with the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refer to continuing operations. See Note 4 – Discontinued Operations for more information regarding results from discontinued operations.

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

Discontinued Operations

The Company records discontinued operations when the disposal of a separately identified business unit constitutes a ’strategic shift’ in the Company’s operations, as defined in Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations (“ASC Topic 205-20”).

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

Net gains on foreign currency transactions of $23 and $386 for the years ended June 30, 2017 and 2016, respectively, are included in other income, net in the consolidated statements of operations.

Cash and Cash Equivalents

Cash balances and short-term investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash and cash invested in money market funds and commercial paper.

Short-Term Investments

Short-term investments in commercial paper and U.S. Treasury bills with original maturities of between 90 days and 1 year are classified as available for sale and are reported at fair value.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, determined on a first-in, first-out basis. The cost of inventories is comprised of material, labor and overhead. We reduce the recorded value of excess and obsolete inventory to its market value based upon historical and anticipated usage.

Our provision for excess and obsolescence of inventories was $102 and $208 for the years ended June 30, 2017 and 2016, respectively.

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

Our provision for excess and obsolescence of our spare parts inventory was $94 and $77 for the years ended June 30, 2017 and 2016, respectively.

Revenue Recognition Policy

The significant majority of the Company’s multiple element arrangements are accounted for under ASC 605-25, Multiple Element Arrangements. This guidance pertains to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. While most of our arrangements contain a software element, because the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality, we meet the scope exception of ASC Topic 985-605-15-4(e), Software.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Prior to the sale of our multi-screen video analytics product line in September 2015 (see Note 5 –Sale of Product Line), our sales model for multi-screen video analytics products included the option for customers to purchase a perpetual license, a term license, or software as a service. Customers also had the option to purchase maintenance or managed services with their license. Revenue from these sales generally was recognized over the term of the various customer arrangements. Professional services attributable to implementation of our multi-screen video analytics software products or managed services were essential to the customers’ use of these products and services. We deferred commencement of revenue recognition for the entire arrangement until we had delivered the essential professional services or had made a determination that the remaining professional services were no longer essential to the customer. We recognized revenue for managed services and software-as-a-service arrangements once we commenced providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts. In circumstances whereby we sold a term or perpetual license and maintenance or managed services, we commenced revenue recognition after both the software and service were made available to the customer and recognized the revenue from the entire arrangement ratably over the longer of the term license or service period, because we did not have vendor specific objective evidence (“VSOE”) for our term licenses, maintenance, or managed services for multi-screen video analytics software solutions.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Intangible Assets

Intangible assets, net of $134 and $143 at June 30, 2017 and 2016, respectively, consist of patents and an internet domain name (www.concurrent.com). The internet domain name was acquired during the year ended June  30, 2016 for $35. The domain name is considered an indefinite lived intangible asset and is not amortizable. Intangible assets are included in other long-term assets, net in our consolidated balance sheets.

Amortization expense related to finite-lived intangible assets was $12 and $45 for the years ended June 30, 2017 and 2016, respectively. Estimated amortization expense related to our finite-lived intangible assets is $12 for each of the next five years ending June 30.

Capitalized Software

We account for software development costs in accordance with ASC Topic 985-20, Software (“ASC 985-20”). Under ASC 985-20, the costs associated with software development are required to be capitalized after technological feasibility has been established. We cease capitalization upon the achievement of customer availability. Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal software development costs capitalized at June 30, 2017 and 2016.

Cloud Computing Implementation Costs

We expense all costs for implementation, setup and other up-front costs incurred in a cloud computing contract arrangement considered a service contract.

Research and Development

Research and development expenditures are expensed as incurred. These expenditures include compensation costs, materials, other direct expenses and allocated costs of information technology and facilities.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is computed by dividing income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Due to the loss from continuing operations for both periods presented, common share equivalents of 270,874 and 188,467 for the years ended June 30, 2017 and 2016, respectively, were excluded from the calculation as their effect was anti-dilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

	Year Ended June 30,
	2017	2016

Loss from continuing operations	$(11,111)	$(12,737)
Income from discontinued operations, net of income taxes	39,492	1,624
Net income (loss)	$28,381	$(11,113)

Basic and diluted EPS:
Basic and diluted weighted average shares outstanding	9,252,275	9,154,437
Basic and diluted earnings (loss) per share:
Continuing operations	$(1.20)	$(1.39)
Discontinued operations	4.27	0.18
Net income (loss)	$3.07	$(1.21)

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value based on discounted cash flows. As a result of these evaluations, we have not recorded any impairment losses related to long-lived assets, for the years ended June 30, 2017 and 2016.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

The Accounting Standards Codification requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

We have no financial assets that are measured on a recurring basis that fall within Level 3 of the fair value hierarchy.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2017 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$5,646	$5,646	$-	$-
Money market funds	26,051	26,051	-	-
Commercial paper	4,196	-	4,196	-
Cash and cash equivalents	35,893	31,697	4,196	-

Commercial paper	6,870	-	6,870	-
Short-term investments	6,870	-	6,870	-
	$42,763	$31,697	$11,066	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2016 are as follows:

	As of June 30, 2016 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$8,743	$8,743	$-	$-
Money market funds	10,055	10,055	-	-
Cash and cash equivalents	$18,798	$18,798	$-	$-

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

3.	Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), a new standard related to revenue recognition as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date and deferred the original effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for us beginning July 1, 2018. Early adoption is not permitted. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU  2016-08”); in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), all of which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. We anticipate that ASU 2014-09 and its related standards may have a material impact, and we are currently evaluating the impact these standards will have on our consolidated financial statements.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements or disclosures.

4.	Discontinued Operations

On May 15, 2017, we completed the sale and transfer of certain assets and certain liabilities primarily related to our Real-Time business segment pursuant to an Asset Purchase Agreement (the “RT APA”) dated as of May 15, 2017 with Real Time, Inc. (the “Purchaser”), an investment company owned by Battery Ventures, a private-equity firm based in Boston, Massachusetts, for $35,000 less agreed upon adjustments for working capital. Pursuant to the terms of the RT APA, we sold and transferred certain respective equity interests in one of our subsidiaries, which constituted the European operations of the Real-Time business, upon receipt of French regulatory approval on May 30, 2017. The RT APA includes customary terms and conditions, including provisions that require us to indemnify the Purchaser for certain losses that it incurs as a result of a breach by us of our representations and warranties in the RT APA and certain other matters.

Gross proceeds from the sale were paid to us as follows: (1) a $30,200 cash payment on May 15, 2017 (subject to an adjustment for estimated working capital as defined in the RT APA), (2) a $2,800 cash payment made concurrently with the transfer of the European operations of the Real Time business to the Purchaser received on May 30, 2017 and (3) $2,000 placed in escrow as security for certain purchase price adjustments and for our indemnification obligations to the Purchaser under the RT APA which amount will be released to us on or before May 15, 2018 (less any portion of the escrow used to make indemnification or purchase price adjustment payments to the Purchaser).

The RT APA contains customary representations and warranties of each of the parties. The RT APA contains indemnification rights in our favor following closing for (i) breaches of any of the representations or warranties by the Purchaser including, but not limited to, breaches related to organization, authorization, and governmental authorization, (ii) breaches of the covenants or agreements of the Purchaser in the RT APA, and (iii) liabilities which the Purchaser agrees to assume in the RT APA.

In conjunction with the RT APA, we and the Purchaser entered into Transition Services Agreements (the “TSAs”) for the U.S./Europe and Japan. Under the TSAs, we have agreed to provide and receive various services to and from the Purchaser on an arms-length fee-for-service basis for a term of six months as of the date of the TSAs, subject to a renewal term of up to eighteen months. Net amounts charged under the TSAs for the year ended June 30, 2017 are $6 and are recorded within operating expenses. Additionally, we and the Purchaser entered into a License and Support Agreement (the “LSA”). Under the LSA, the Purchaser has agreed to provide a royalty-free, non-exclusive license to certain software products that are purchased assets under the RT APA to us for a term of three years as of the date of the LSA.

Results associated with the Real-Time business are classified as income from discontinued operations, net of income taxes, in our consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Real-Time business. During the year ended June 30, 2017, these costs included $71 in compensation payments to several employees in lieu of a portion of unvested restricted stock holdings previously awarded and related accrued dividends. Additionally, we accelerated the vesting of 9,710 shares of previously unvested restricted stock to one officer resulting in an incremental stock compensation expense of $4 during the year ended June 30, 2017 (see Note 10 – Share-Based Compensation).

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Prior year results have been adjusted to conform with the current year presentation. For the years ended June 30, 2017 and 2016, income from discontinued operations is comprised of the following:

	Year Ended June 30,
	2017	2016
Revenue	$27,032	$29,142
Cost of sales	10,568	11,689
Gross margin	16,464	17,453

Operating expenses:
Sales and marketing	5,300	5,798
Research and development	3,549	3,739
General and administrative	722	819
Total operating expenses	9,571	10,356
Operating income	6,893	7,097

Gain on sale of Real-Time business, net	34,574	-
Other income, net	92	422
Income from discontinued operations before income taxes	41,559	7,519

Provision for income taxes	2,067	5,895

Income from discontinued operations	$39,492	$1,624

A reconciliation of the gain before income taxes recorded on the sale of the Real-Time business for the year ended June 30, 2017 is as follows:

Year Ended June 30, 2017
Purchase price	$35,000
Purchase price adjustments for working capital	(839)
Net book value of assets sold	950
Currency translation adjustment reclassified from accumulated other comprehensive income (loss)	2,159
Transaction costs	(2,696)
Gain on sale of Real-Time business	$34,574

Transaction costs directly associated with the sale of the Real-Time business include legal, accounting, investment banking and other fees paid to external parties.

Additionally in connection to the sale of our Real-Time business (1) we terminated the employment of two executives of the Company (including our Chief Financial Officer (“CFO”) at the time of the sale) and recorded severance costs of $602, (2) we accelerated the vesting of 69,214 shares of restricted stock for these two executives, representing a portion of each of their unvested restricted stock holdings previously awarded, resulting in incremental stock compensation expense of $12, (3) entered into a new employment arrangement with a sales executive (which superseded a previously existing arrangement that included a severance arrangement) for which he earned a signing bonus of $500 (of which $369 was expensed in the year ended June 30, 2017); and (4) paid transaction bonuses of $45 to internal staff. All of the above charges are included in the operating expenses of continuing operations in our consolidated statement of operations for the year ended June 30, 2017.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

At June 30, 2016, the carrying amounts of assets and liabilities of discontinued operations in our consolidated balance sheet were as follows:

ASSETS
Current assets:
Cash and cash equivalents	$1,470
Accounts receivable, net	6,242
Inventories	1,153
Prepaid expenses and other current assets	350
Total current assets	9,215

Property and equipment, net	483
Deferred income taxes, net	778
Other long-term assets, net	655
Total noncurrent assets	1,916
Total assets of discontinued operations	$11,131

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,876
Deferred revenue	4,109
Total current liabilities	6,985

Long-term liabilities:
Deferred revenue	970
Other long-term liabilities	977
Total noncurrent liabilities	1,947
Total liabilities of discontinued operations	$8,932

Proceeds from the sale of the Real-Time business have been presented in the consolidated statement of cash flows under investing activities for the year ended June 30, 2017. In accordance with ASC Topic 205-20, additional disclosures relating to cash flow is required for discontinued operations. Cash flow information for relating to the Real-Time business for the years ended June 30, 2017 and 2016 is as follows:

	Year Ended June 30,
	2017	2016
Operating cash flow data:
Depreciation and amortization	$305	$328
Share-based compensation	74	81
Provision for (recovery of) excess and obsolete inventories	(13)	48
Provision for bad debts	-	31
Foreign currency exchange gains	(27)	(308)

Investing cash flow data:
Capital expenditures	(136)	(451)

June 30, 2016
Cash and cash equivalents per balance sheet	$18,798
Cash and cash equivalents classified within current assets of discontinued operations	1,470
Ending cash and cash equivalents balance per statement of cash flows	$20,268

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

5.	Sale of Product Line

On September 9, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3,500 pursuant to an Asset Purchase Agreement (“MDI APA”) dated August 31, 2015 with Verimatrix, Inc. (“Verimatrix”), a privately-held video revenue security company based in San Diego, California. The MDI APA included customary terms and conditions, including provisions that required us to indemnify Verimatrix for certain losses that it incurs as a result of a breach by Concurrent of its representations and warranties in the MDI APA and certain other matters. Proceeds from the sale were payable to us as follows: (1) a $2,750 payment in cash (received on September 10, 2015), (2) a $375 deferred payment (received in full on June 30, 2016) and (3) $375 placed in escrow (released and received in full on June 30, 2016). No amounts were held back pusuant to indemnification provisions in the MDI APA.

The customer contracts and intellectual property sold had a net book value of $188 (which was included in intangible assets, net in our consolidated balance sheet). As a result of the sale, we also included $1,016 (net liability, consisting primarily of unearned deferred revenue) of related assets and liabilities not sold or transferred in the transaction in the calculation of the recorded gain. Additionally, through September 30, 2015, we incurred $228 in legal, accounting and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $4,100 in our consolidated statement of operations for the year ended June 30, 2016.

We evaluated the sale of our multi-screen video analytics product line in regards to ASC Topic 205-20 and concluded that the sale was not a “strategic shift” as defined in ASC Topic 205-20 and therefore, was not considered a discontinued operation. The operating profit related to the multi-screen video analytics product line for the year ended June 30, 2016 (through the date of sale) was $178.

6.	Inventories

Inventories consist of the following:

	June 30,
	2017	2016

Raw materials	$832	$891
Finished goods	1,033	1,451
	$1,865	$2,342

7.	Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2017	2016

Leasehold improvements	$1,117	$1,171
Machinery and equipment	10,515	11,621
	11,632	12,792
Less: Accumulated depreciation	(9,906)	(10,214)
	$1,726	$2,578

For the years ended June 30, 2017 and 2016, depreciation expense for property and equipment amounted to $1,409 and $1,328, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

During the year ended June 30, 2016, the Company wrote-off fully-depreciated property and equipment related to the sale of its multi-screen video analytics product line with an original cost of $260 and a net book value of nil.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2017	2016

Accounts payable, trade	$2,452	$3,342
Accrued payroll, vacation and other employee expenses	2,372	1,619
Accrued Real-Time sale transaction expenses	1,767	-
Unrecognized income from research and development tax credits	566	-
Accrued income taxes	415	389
Dividend payable	60	95
Other accrued expenses	532	870
	$8,164	$6,315

9.	Income Taxes

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1999.

The domestic and foreign components of income before provision for income taxes are as follows:

	Year Ended June 30,
	2017	2016

United States	$(13,179)	$(4,970)
Foreign	1,031	264
	$(12,148)	$(4,706)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2017	2016

Current:
Federal	$(739)	$(61)
State	(236)	(30)
Foreign	(144)	(271)
Total	(1,119)	(362)

Deferred:
Federal	115	7,617
State	(115)	646
Foreign	82	130
Total	82	8,393
Total	$(1,037)	$8,031

A reconciliation of the income tax expense computed using the federal statutory income tax rate to our provision (benefit) for income taxes is as follows:

	Year Ended June 30,
	2017	2016

Loss from continuing operations before provision (benefit) for income taxes	$(12,148)	$(4,706)

Benefit at federal statutory rate	(4,130)	(1,600)
Change in valuation allowance	5,500	10,497
Permanent differences	88	59
Net operating loss expiration and adjustment	(38)	63
Change in state tax rates	-	11
Change in foreign tax rates	1	1
Change in uncertainty in income taxes	(206)	23
U.S. research and development credits	(1,294)	-
Foreign rate differential	(40)	(118)
State and foreign tax expense	(388)	(150)
Other	(530)	(755)
Provision (benefit) for income taxes	$(1,037)	$8,031

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

As of June 30, 2017 and 2016, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2017	2016

Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$30,922	$26,639
Book and tax basis differences for property and equipment	340	480
Bad debt, warranty and inventory reserves	683	732
Accrued compensation	1,363	970
Deferred revenue	60	23
U.S. credit carryforwards	2,068	608
Stock compensation	474	726
Acquired intangibles	-	11
Other	755	1,148
Deferred tax assets	36,665	31,337
Valuation allowance	(36,634)	(31,191)
Total deferred tax assets	31	146

Deferred tax liabilities related to:
Acquired intangibles	34	-
Total deferred tax liability	34	-
Deferred income taxes, net	$(3)	$146

The net deferred tax asset (liability) was classified on our consolidated balance sheets as follows:

	June 30,
	2017	2016

Non-current deferred tax asset	$15	$146
Non-current deferred tax liability	(18)	-
	$(3)	$146

As of June 30, 2017, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $71,953 for income tax purposes, of which none expire in fiscal year 2017, and the remainder expire at various dates through fiscal year 2036. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2017. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. See section below entitled “Tax Asset Preservation Plan” for details regarding steps we have taken to protect the value of our NOLs.

As of June 30, 2017, we had state NOLs of $37,394 and foreign NOLs of $28,335. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2018 and fiscal year 2036. The foreign NOLs expire according to the rules of each country. Currently, none of the jurisdictions in which we have foreign NOLs are subject to expiration due to indefinite carryforward periods.

We have evaluated our ability to generate future taxable income in all jurisdictions that would allow it to realize the benefit associated with these NOLs. Based on our best estimate of future taxable income, we do not expect to fully realize the benefit of these NOLs. We expect a significant amount of the U.S. losses to expire without utilization, resulting in a valuation allowance in the U.S. on this portion of the NOLs.

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

We also have an alternative minimum tax credit for federal purposes of $828, which has an indefinite life, and a research and development credit carryforward for federal purposes of $1,239, which has a carryforward period of 20 years and will begin to expire in fiscal year 2025 and continue through fiscal year 2037. We do not expect to be able to realize the benefit of the research and development credit carryforward before its expiration, and we maintain a full valuation allowance on this item. See also the section below entitled “Research and Development Tax Credits.”

Of the $71,953 of aforementioned U.S. federal NOLs, $11,189 represents acquired NOLs from our acquisition of Everstream, Inc. (“Everstream”) in fiscal year 2006. Additionally, we acquired $140 in research and development credits in this transaction. The benefits associated with these Everstream losses and tax credits will likely be limited under Sections 382 and 383 of the IRC as of the date of acquisition. We have fully offset the deferred tax assets related to the research and development credits with a valuation allowance.

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries because of our intent to reinvest them indefinitely in active foreign operations. Because of the availability of significant U.S. NOLs, it is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not invested indefinitely. Deferred taxes are provided for the earnings of foreign subsidiaries when it becomes evident that we do not plan to permanently reinvest the earnings into active foreign operations. As of June 30, 2017, we have both the intent and ability to permanently reinvest our foreign earnings in our foreign subsidiaries, with the exception of our Hong Kong subsidiary. We have begun the process of closing the Hong Kong office and expect to complete this process during fiscal year 2018. We can no longer state that we have the intent to remain permanently reinvested in Hong Kong. However, because we have negative earnings and profits in our Hong Kong subsidiary, we do not expect to have any tax liability associated with any decisions made with regard to the closing of this office.

The valuation allowance for deferred tax assets as of June 30, 2017 and 2016 were $36,634 and $31,191, respectively. The change in the valuation allowance for the year ended June 30, 2017 was an increase of $5,443. This change consisted of (1) a $3,995 increase due to the creation of deferred tax assets during the year ended June 30, 2017, (2) a $1,570 increase due to other deferred tax adjustments, most of which was primarily attributable to research and development tax credits, and (3) a $123 decrease due primarily to stock compensation adjustments, exchange rate changes and the effect of unrealized gains/losses (the effect of which is a component of equity).

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2017, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions except Japan and the U.K. In Japan and the U.K., we believe that it is more likely than not that we will realize our entire deferred tax inventory, and no valuation allowance is needed.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

In all other jurisdictions, we do not have sufficient evidence of future income to conclude that it is more likely than not that we will realize our entire deferred tax inventory. Therefore, we have placed a full valuation allowance on the deferred tax inventory. These jurisdictions include the U.S., Germany, Spain, Hong Kong, and Australia. We reevaluate our conclusions quarterly regarding the valuation allowance and we will make appropriate adjustments as necessary in the period in which significant changes occur.

Unrecognized tax benefits

A reconciliation of the beginning and ending amount of our unrecognized tax benefits for the fiscal years ended June 30, 2017 or 2016 is as follows:

Balance at June 30, 2015	$297
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions for prior year	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2016	297
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	194
Reductions for tax positions for prior year	(154)
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2017	$337

The amount of gross tax effected unrecognized tax benefits as of June 30, 2017 was approximately $337 of which approximately $143, if recognized, would affect the effective tax rate. During the fiscal year ended June 30, 2017, we de-recognized approximately $260 of interest and $88 of penalties. We had approximately $22 and $281 of accrued interest at June 30, 2017 and 2016, respectively. We had nil and $88 of accrued penalties as of June 30, 2017 and 2016, respectively. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. We believe that the amount of uncertainty in income taxes will not change by a significant amount within the next 12 months.

Research and Development Tax Credits

During the year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit for our fiscal year ending June 30, 2016 in the amounts of $719 and $675, respectively. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within other current assets with an offset in accrued expenses in our consolidated balance sheet as of June 30, 2017. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (1) reduce other current assets and offset the payroll tax liability and (2) reduce accrued expenses and recognize a reduction of operating expenses. During the year ended June 30, 2017, we recognized $173 of the state of Georgia credit and reduced operating expenses accordingly. As of June 30, 2017, the original balance of $675 for the state of Georgia research and development tax credit is reflected within other current assets as no amounts had yet been collected from the state of Georgia.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Additionally, we recorded $575 and $540 representing estimates of the U.S. federal and state of Georgia research and development tax credit for the fiscal year ending June 30, 2017, respectively. As noted above, for U.S. federal tax purposes, the credit cannot be utilized immediately and we maintain a full valuation allowance on this item. We recorded $64 of the fiscal year 2017 state of Georgia credit within other current assets with an offset in accrued expenses in our consolidated balance sheet as of June 30, 2017 representing the estimated portion we expect to realize within the next twelve months. The remainder of the fiscal year 2017 credit is reflected in other long-term assets with an offsetting amount in other long-term liabilities.

Tax Asset Preservation Plan

On March 1, 2016, we entered into a Tax Asset Preservation Plan (the “TAPP”) with American Stock Transfer & Trust Company, LLC, as rights agent. Our Board of Directors adopted the TAPP in an effort to deter acquisitions of the Company’s common stock, par value $0.01 per share (“Common Stock”), that would potentially limit our ability to use our net loss carryforwards and certain other tax attributes (collectively, “NOLs”) to reduce our potential future federal income tax obligations. As noted above, if we experience an “ownership change,” as defined in Section 382 of the IRC, our ability to use the NOLs could be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could adversely affect the value of our NOLs.

The TAPP has a 4.9% “trigger” threshold which is intended to act as a deterrent to any person acquiring 4.9% or more of the outstanding Common Stock without the approval of our Board of Directors. This would protect our NOLs because changes in ownership by persons owning less than 4.9% of the outstanding Common Stock are not included in the calculation of whether the Company has experienced an ownership change under Section 382 of the IRC.

At our 2016 Annual Meeting of Stockholders held on October 26, 2016, our stockholders adopted a formal amendment to our certificate of incorporation for the same purpose (the “Protective Amendment”). The TAPP terminated in accordance with its terms on November 3, 2016 concurrent with the effectiveness of the amendment to our certificate of incorporation. The Protective Amendment will expire on the earliest of (i) the Board of Directors’ determination that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs because of the amendment or repeal of Section 382 or any successor statute, (ii) the close of business on the first day of any taxable year of Concurrent to which the Board of Directors determines that none of our NOLs may be carried forward (iii) such date as the Board of Directors otherwise determines that the Protective Amendment is no longer necessary for the preservation of the Concurrent’s NOLs and (iv) the date of our Annual Meeting of Stockholders to be held during calendar year 2017.

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

Our 2011 Stock Incentive Plan became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011. The 2011 Stock Incentive Plan terminates on October 31, 2021. Stockholders have authorized the issuance of up to 1,100,000 shares under this plan, and at June 30, 2017, there were 122,622 shares available for future grants.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

During the year ended June 30, 2016, we retroactively rescinded 120,000 restricted stock awards previously granted to our president and Chief Executive Officer (“CEO”) and granted him a total of 100,000 new restricted stock awards under the terms of an amended employment agreement as described Note 16 – Commitments and Contingencies – Shareholder Demand Letter.

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees and board members, as follows:

	Year Ended June 30,
	2017	2016

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$9	$3
Sales and marketing	125	126
Research and development	35	87
General and administrative	688	492
Total	$857	$708

Based on historical experience of restricted stock and option pre-vesting cancellations, we estimated annualized forfeiture rates of 8.5% and 8.0% for unvested restricted stock awards and stock options outstanding as of June 30, 2017 and 2016, respectively. We update our expectation of forfeiture rates quarterly and under the true-up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

During the year ended June 30, 2017, we received $118 from the exercise of stock options. No cash was received from option exercises under any share-based payment arrangements for the fiscal year ended June 30, 2016.

Restricted Share Awards

During fiscal year 2017, we issued 334,000 shares of restricted stock. All of these restricted awards were issued to employees, executives and board members and vest as follows: (1) ratably over a four-year period for employees, (2) in full after three years or ratably over a four-year period for executives and (3) three-year graded vesting period for board members. Vesting is based solely on a service condition, and restrictions generally release ratably over the service period. The weighted-average grant date fair value per share for our restricted stock awards is the closing price on the date of grant. A summary of the activity of our service condition restricted stock awards during fiscal year 2017 is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2016	464,117	$5.39
Granted	334,000	5.66
Vested	(172,785)	5.65
Forfeited	(184,719)	5.51
Non-vested at June 30, 2017	440,613	$5.45

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

In conjunction with the resignation of one of our directors (See Note 16 – Commitments and Contingencies – Board Representation and Standstill Agreement), we accelerated the vesting of 5,400 shares of restricted stock. This acceleration of vesting resulted in incremental stock compensation expense of $9 during the year ended June 30, 2017. Additionally, in conjunction with the sale of our Real-Time business in May 2017 (see Note 4 – Discontinued Operations), we accelerated the vesting of a total of 69,214 shares of restricted stock to two executives representing a portion of each of their unvested restricted stock holdings previously awarded. This acceleration of vesting resulted in incremental stock compensation expense of $12 during the year ended June 30, 2017 in continuing operations. Additionally, we accelerated the vesting of 9,710 shares of restricted stock, representing a portion of the unvested restricted stock holdings previously awarded to one executive of the Company who remained employed with the discontinued operation resulting in incremental stock compensation expense of $4 during the year ended June 30, 2017 in discontinued operations.

During the year ended June 30, 2017, we issued 50,000 performance-based restricted shares (“PSAs”) to senior and executive management. The PSAs issued in fiscal year 2017 will be released only if certain company financial performance criteria are achieved over a cumulative three-year performance period. The weighted-average grant date fair value per share for these PSAs was established on the date the cumulative three-year performance criteria was approved by our Board of Directors. As of June 30, 2017, management determined that the likelihood of achieving the specific three-year performance criteria was not probable and, as a result, no share-based compensation expense associated with these PSAs was recorded for the year ended June 30, 2017.

During the year ended June 30, 2017, 5,387 previously granted performance based restricted shares were forfeited due to a failure to meet performance goals associated with our fiscal year 2016 financial results. A summary of the activity of our PSAs during fiscal year 2017 is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2016	5,387	$5.14
Granted	50,000	5.49
Vested	-	-
Forfeited	(5,387)	5.14
Non-vested at June 30, 2017	50,000	$5.49

Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2017 is $1,425, which is expected to be recognized over the weighted average period of 2.2 years.

Stock Options

We use the Black-Scholes valuation model to estimate the fair value of each option award on: (1) the date of grant for grants to employees and (2) each reporting period-end date for grants to non-employees, until the non-employee shares have vested, at which point the vest date becomes the final measurement date for non-employee grants. We did not grant any stock options in fiscal years 2017 and 2016, and there were no unvested options granted to non-employees as of June 30, 2017.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

A summary of our stock option activity as of June 30, 2017 and changes during fiscal year 2017 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2016	84,419	$11.71
Granted	-	-
Exercised	(20,000)	5.90
Forfeited or expired	(33,538)	13.92
Outstanding as of June 30, 2017	30,881	$13.06	0.15	$-
Vested at June 30, 2017	30,881	$13.06	0.15	$-
Exercisable at June 30, 2017	30,881	$13.06	0.15	$-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$11.10	0.33	3,000	$11.10	3,000	$11.10
$12.80	0.12	9,000	$12.80	9,000	$12.80
$13.50	0.13	18,881	$13.50	18,881	$13.50
$11.10 - $13.50	0.15	30,881	$13.06	30,881	$13.06

The total intrinsic value of options both outstanding and exercisable was nil for both of the fiscal years ended June 30, 2017 and 2016. There is no remaining compensation cost for options granted as all outstanding options have vested as of June 30, 2017. We generally issue new shares to satisfy option exercises.

11.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the IRC. From July 1, 2012 through August 20, 2013, we matched 25% of the first 5% of the participants’ compensation. Effective August 21, 2013, we match 50% of the first 5% of the participants’ compensation. For fiscal years 2017 and 2016, we made matching contributions of $272 and $279, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

The sale of our Real-Time business in May 2017 (see Note 4 – Discontinued Operations) triggered a “partial plan termination” of our domestic 401(k) plan as defined under Section 411(d)(3) of the IRC. As a result, previously forfeited matching contributions for all voluntary and involuntarily terminated employees during the 401(k) plan year for 2017 (January 1, 2017 through December 31, 2017) are to be reinstated. Through June 30, 2017, $77 in previously forfeited matching contributions for the 2017 plan year were reinstated; however, such reinstatement did not result in any incremental expense to us as we had not repurposed the matching funds as of the partial plan termination date. Management believes that the amount of forfeitures to be reinstated for the balance of 2017 plan year will not be material.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. For fiscal years 2017 and 2016 we made total contributions to the Stakeholder Plan of $35 and $43, respectively.

Defined Benefit Plans

As of June 30, 2017, we maintained the Pension Plans covering former employees in Germany. The measurement date used to determine fiscal years’ 2017 and 2016 benefit information for the Pension Plans was June 30, 2017 and 2016, respectively. Our Pension Plans have been closed to new employees since 1998 and no existing employees are eligible to participate, as all eligible participants are no longer employed by us.

A reconciliation of the changes in the Pensions Plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2017, and a statement of the funded status at June 30, 2017 for these years for the Pension Plans is as follows:

Obligations and Funded Status

	June 30,
	2017	2016

Change in benefit obligation:
Benefit obligation at beginning of year	$4,919	$4,628
Interest cost	50	96
Actuarial (gain) loss	(256)	435
Foreign currency exchange rate change	133	4
Benefits paid	(236)	(244)
Benefit obligation at end of year	$4,610	$4,919

Change in plan assets:
Fair value of plan assets at beginning of year	$1,192	$1,432
Actual return on plan assets	19	(15)
Employer contributions	14	12
Benefits paid	(229)	(237)
Foreign currency exchange rate change	25	-
Fair value of plan assets at end of year	$1,021	$1,192
Funded status at end of year	$(3,589)	$(3,727)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2017	2016

Other accrued expenses (1)	$(7)	$(7)
Pension liability - long-term liabilities	(3,582)	(3,720)
Total pension liability	$(3,589)	$(3,727)

Accumulated other comprehensive loss	$1,345	$1,637

(1) Included in line item accounts payable and accrued expenses

Items Not Yet Recognized as a Component of Net Periodic Pension Cost:

	June 30,
	2017	2016

Net loss	$1,345	$1,637
	$1,345	$1,637

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2017	2016

Projected benefit obligation	$4,610	$4,919
Accumulated benefit obligation	$4,610	$4,919
Fair value of plan assets	$1,021	$1,193

The following table provides the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2017 and 2016:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year Ended June 30,
	2017	2016

Net Periodic Benefit Cost
Service cost	$-	$-
Interest cost	50	96
Expected return on plan assets	(15)	(22)
Recognized actuarial loss	76	50
Amortization of unrecognized net transition obligation (asset)	-	-
Net periodic benefit cost	$111	$124

We estimate that $62 of the net loss for the defined benefit pension plans will be amortized from accumulated other comprehensive income into net period benefit cost in fiscal year 2018.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2017	2016

Discount rate	1.55%	1.07%
Expected return on plan assets	2.00%	2.50%
Compensation increase rate	0.00%	0.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2017	2016

Discount rate	1.07%	2.13%
Expected return on plan assets	2.50%	2.50%
Compensation increase rate	0.00%	0.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2017:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2017

Asset Category:
Cash and cash equivalents	$42	$-	$-	$42	4.1%
Equity securities	-	432	-	432	42.3%
Cash surrender value insurance contracts	-	547	-	547	53.6%
Totals	$42	$979	$-	$1,021	100.0%

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

Contributions

We expect to contribute $13 to our defined benefit pension plans in fiscal year 2018.

Estimated Future Benefit Payments

Expected benefit payments, which reflect expected future service, during the next ten fiscal years ending June 30 are as follows:

Pension
Benefits

2018	248
2019	251
2020	249
2021	247
2022	245
2023 - 2027	1,203

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

12.	Segment Information

As a result of the sale of our Real-Time business in May 2017 (See Note 4 – Discontinued Operations), we operate in one reportable segment, Content Delivery. We evaluate segment results using revenues and gross margin as the performance measures. Such information is shown on the face of the accompanying consolidated statements of operations. We attribute revenues to individual countries and geographic areas based upon location of our customers.

We attribute long-lived assets based upon location of the assets. As presented below, long-lived assets exclude intangible assets, net.

A summary of our revenue and long-lived assets by geographic area is as follows:

	Year Ended June 30,
	2017	2016

Revenue:
United States	$18,159	$20,014
Canada	1,648	4,779
Total North America	19,807	24,793

Japan	4,642	3,754
Other Asia-Pacific	86	67
Total Asia-Pacific	4,728	3,821

Europe	2,647	3,393

South America	465	-
Total revenue	$27,647	$32,007

	June 30,
	2017	2016

Long-lived assets:
United States	$2,391	$2,800
Europe	53	99
Japan	303	235
Other Asia-Pacific	2	8
Total long-lived assets	$2,749	$3,142

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

13.	Concentration of Risk

Sales to unaffiliated customers outside the U.S. were $9,488 and $11,993 for the years ended June 30, 2017 and 2016, respectively, which amounts represented 34% and 37% of total sales for the respective fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year Ended June 30,
	2017	2016

Customer A(1)	29%	36%
Customer B	17%	11%
Customer C	16%	14%
Customer D	<10%	10%

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

The following summarizes accounts receivable by significant customer where such accounts receivable exceeded 10% of total accounts receivable for any one of the indicated periods:

	June 30,
	2017	2016

Customer A(1)	35%	64%
Customer C	23%	<10%
Customer E	21%	N/A
Customer F	<10%	10%

(1) Data for all periods reflects the merger of two customers consummated in the year ended June 30, 2016.

There were no other customers representing 10% or more of our accounts receivable at June 30, 2017 and 2016.

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Year Ended June 30,
	2017	2016

Vendor A	34%	18%
Vendor B	29%	26%
Vendor C	10%	<10%
Vendor D	<10%	31%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

14.	Dividends

During fiscal years 2017 and 2016, we declared and paid four cash dividends. Future dividends are subject to declaration by our Board of Directors. Cash dividends declared on our common stock during fiscal year 2017 are summarized in the following table:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 13, 2016	September 27, 2016	Quarterly	$0.12	$1,182
December 14, 2016	December 28, 2016	Quarterly	$0.12	$1,187
March 14, 2017	March 28, 2017	Quarterly	$0.12	$1,183
June 13, 2017	June 27, 2017	Quarterly	$0.12	$1,182
			Total	$4,734

As of June 30, 2017, we recorded $285 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still held those restricted shares as of June 30, 2017. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $60 and $225, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. For fiscal year 2017, $120 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

15.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the year ended June 30, 2017:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2016	$(1,637)	$1,092	$(545)

Other comprehensive income before reclassifications	216	(478)	(262)
Amounts reclassified from accumulated other comprehensive income (loss)	76	-	76
Amount reclassified to gain on sale of discontinued operations	-	(2,159)	(2,159)
Net current period other comprehensive income (loss)	292	(2,637)	(2,345)
Balance at June 30, 2017	$(1,345)	$(1,545)	$(2,890)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

16.	Commitments and Contingencies

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

At June 30, 2017, future minimum lease payments for the fiscal years ending June 30 are as follows:

2018	$471
2019	216
2020	-
2021	-
2022	-
2023 and thereafter	-
$687

Rent expense under all operating leases amounted to $1,275 and $1,360 for the years ended June 30, 2017 and 2016, respectively.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee’s base salary then in effect. In the event our CEO is constructively terminated within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs. Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period. At June 30, 2017, the maximum contingent liability under these agreements is $1,215. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

In connection with the sale of our Real-Time business in May 2017 (1) we terminated the employment of two executives of the Company (including our CFO at the time of the sale) and recorded severance of $619 and (2) entered into a new employment arrangement with a sales executive (which superseded a previously existing arrangement that included a severance arrangement) for which he earned a signing bonus of $500 (of which $369 was expensed in the year ended June 30, 2017).

Shareholder Demand Letter

As disclosed in our Form 8-K filed on October 15, 2015, on October 5, 2015, our Board of Directors received a demand letter from a law firm on behalf of a purported shareholder of Concurrent alleging that the grant of 120,000 RSAs pursuant to our November 18, 2014 employment agreement with our CEO exceeded the limits set forth in the 2011 Stock Incentive Plan (“2011 Plan”). In response to the demand letter, our Board of Directors formed a special committee to investigate the allegations and take corrective action should any be necessary. As more fully described in our Form 8-K filed on October 15, 2015, we also took actions to, among other things, amend the employment agreement to rescind the grant of 120,000 RSAs to our CEO.

On October 15, 2015, Concurrent entered into an amendment (the “Amendment”) to its initial employment agreement with its president and CEO dated November 18, 2014. Pursuant to the terms of the Amendment, Concurrent and its CEO agreed to rescind the 120,000 RSAs initially granted under the 2011 Plan to its CEO pursuant to the terms of the initial employment agreement. This rescission was effective as of the date the RSAs were initially granted.

In connection with the execution of the Amendment, on October 15, 2015, Concurrent awarded its CEO a cash bonus of $332 and granted him 45,000 RSAs under the 2011 Plan that vests in equal installments over three years on each anniversary of the grant date, provided that the CEO remains employed by us on each such date.

As part of the Amendment, on February 11, 2016, Concurrent granted its CEO 15,000 RSAs under the 2011 Plan that will vest in substantially equal installments over three years on each anniversary of the grant date and 40,000 RSAs under the 2011 Plan that will vest on the third anniversary of the grant date, in each case such grants are subject to the terms of the 2011 Plan.

In August 2016, the final report of the special committee concluded the following: (1) Concurrent effectively rescinded the entire 120,000 RSA to its CEO and that no further action with respect to that grant is necessary, (2) it would not be in the best interest of Concurrent to pursue other relief with respect to the 120,000 RSA grant to its CEO, (3) the investigation found no other violations of the 2011 Plan, (4) as part of an enhancement to Concurrent’s internal control procedures, all awards should be reviewed and approved, before the grant is made, by Concurrent’s CFO and corporate controller and a written policy statement or checklist should be prepared which outlines procedural steps and a timeline for granting equity awards, and (5) no additional formal controls are required by the Compensation Committee for approving equity awards.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

In January 2017, we paid $101 as settlement of the shareholder lawsuit, incurred an additional $68 in legal expenses related to this matter and subsequently, dissolved the special committee.

Board Representation and Standstill Agreement

As disclosed in our Form 8-K filed on August 29, 2016, Concurrent entered into a Board Representation and Standstill Agreement (the “Standstill Agreement”) with an investor and its affiliated party. Pursuant to the terms of the Standstill Agreement, in consideration for certain restrictions applicable to the investor, our Board, among other things (1) agreed to appoint a nominee of the investor to serve on Concurrent’s Board until the 2016 Annual Meeting of Stockholders of the Concurrent (the nominee was subsequently elected as a director of Concurrent at the 2016 Annual Meeting of Stockholders held on October 26, 2016) and (2) agreed to pay up to $235 for fees and expenses incurred by the investor and its affiliated party in connection with the Standstill Agreement.

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

17.	Subsequent Events

Resignation of Directors

As indicated in our Form 8-K filed on July 14, 2017, three of our independent directors resigned from our Board and Board committees. In connection with these resignations, we agreed to accelerate the vesting of 5,400 shares of restricted stock held by each of the resigning directors (including an aggregate of $7 of accrued dividends released upon the acceleration of the vesting of the restricted stock), and to make a one-time payment to each of the resigning directors of $52, which includes unpaid meeting fees through the date of resignation. Additionally, as reported in our Form 8-K filed on July 31, 2017, we added one new independent director. As a result of the above actions, the Board approved a reduction in the size of the Board from seven (7) to five (5) members.

We have evaluated subsequent events through the date these financial statements were issued and determined that there were no other material subsequent events that required recognition or additional disclosure in our consolidated financial statements.

Schedule II

Concurrent Computer Corporation

Valuation And Qualifying Accounts

For the Years Ended June 30, 2017 and 2016

(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (a)	Balance at End of Year

Reserves and allowances deducted from asset accounts or accrued as expenses:

2017
Allowance for doubtful accounts	$10	$-	$-	$10
Warranty accrual	112	137	(158)	91

2016
Allowance for doubtful accounts	$-	$10	$-	$10
Warranty accrual	164	175	(227)	112

(a) Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION (Registrant)

By:	/s/ Derek Elder
Derek Elder
President and Chief Executive Officer

Date: September 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on September 20, 2017.

NAME	TITLE

/s/ Wayne Barr, Jr.	Chairman of the Board
Wayne Barr, Jr.

/s/ Derek Elder	President, Chief Executive Officer and Director
Derek Elder	(Principal Executive Officer)

/s/ Warren Sutherland	Chief Financial Officer
Warren Sutherland	(Principal Financial and Accounting Officer)

/s/ Robert M. Pons	Director
Robert M. Pons

/s/ Steven G. Singer	Director
Steven G. Singer

/s/ Dilip Singh	Director
Dilip Singh

Exhibit	Description of Document

2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (No. 001-37706)).

4.3	Form of Right Certificate (included in Exhibit 10.18).

10.1†	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.2†	1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.3†	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.4†	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.5†	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.6†	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.7†	Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.8†	Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.9†	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.10†	Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.11†	Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.12†	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.13	Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

10.14†	Employment Agreement, dated November 18, 2014, between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2014 (No. 001-13150)).

10.15†	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on August 26, 2015).

10.16†	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

10.17†	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

10.18	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2016).

10.19	Amendment to Tax Asset Preservation Plan, dated as of October 13, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

10.20†	Amendment to Employment Agreement dated September 1, 2016 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).

10.21	License and Support Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Real Time, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

10.22†	Employment Agreement, dated May 15, 2017, between Concurrent Computer Corporation and Warren Sutherland (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

10.23†	Separation Agreement, dated May 15, 2017, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

† Indicates management contract or compensatory plan.

* Included herewith.

