Form 10-Q
period 2017-09-30
CONCURRENT COMPUTER CORP/DE
filed 2017-11-13
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes    ☐           No    ☑

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 7, 2017 was 9,893,228.

Concurrent Computer Corporation

Form 10-Q

For the Three Months Ended September 30, 2017

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$31,624	$35,893
Short-term investments	6,284	6,870
Accounts receivable, net of allowance for doubtful accounts of $10 at both September 30, 2017 and June 30, 2017	6,940	6,930
Receivable from sale of Real-Time business held in escrow	2,000	2,000
Inventories	1,627	1,865
Prepaid expenses and other current assets	1,752	1,366
Total current assets	50,227	54,924

Property and equipment, net	1,623	1,726
Deferred income taxes, net	16	15
Other long-term assets, net	1,266	1,142
Total assets	$53,132	$57,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,808	$8,164
Deferred revenue	1,138	1,454
Total current liabilities	6,946	9,618

Long-term liabilities:
Deferred revenue	53	66
Pension liability	3,729	3,582
Other long-term liabilities	941	1,072
Total liabilities	11,669	14,338

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,442,467 and 9,410,878 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	94	94
Capital in excess of par value	212,239	212,018
Accumulated deficit	(167,689)	(165,498)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	(2,926)	(2,890)
Total stockholders' equity	41,463	43,469
Total liabilities and stockholders' equity	$53,132	$57,807

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016
Revenues:
Product	$5,297	$2,440
Service	2,573	2,679
Total revenues	7,870	5,119

Cost of sales:
Product	2,217	1,354
Service	1,003	1,299
Total cost of sales	3,220	2,653
Gross margin	4,650	2,466

Operating expenses:
Sales and marketing	2,158	3,028
Research and development	1,678	2,250
General and administrative	1,929	2,168
Total operating expenses	5,765	7,446
Operating loss	(1,115)	(4,980)

Interest income	70	14
Other income (expense), net	(87)	81
Loss from continuing operations before income taxes	(1,132)	(4,885)

Benefit from income taxes	(122)	(31)

Loss from continuing operations	(1,010)	(4,854)

Income from discontinued operations, net of income taxes	-	1,926

Net loss	$(1,010)	$(2,928)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.11)	$(0.53)
Discontinued operations	-	0.21
Net income (loss)	$(0.11)	$(0.32)

Weighted average shares outstanding - basic and diluted	9,392,197	9,189,343

Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2017	2016

Net loss	$(1,010)	$(2,928)

Other comprehensive income (loss):
Foreign currency translation adjustment	24	(75)
Pension and post-retirement benefits, net of tax	(60)	(3)
Other comprehensive loss	(36)	(78)

Comprehensive income (loss)	$(1,046)	$(3,006)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the three month period ended September 30, 2017

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2017	9,410,878	$94	$212,018	$(165,498)	$(2,890)	(37,788)	$(255)	$43,469
Dividends declared				(1,187)				(1,187)
Dividends forfeited with restricted stock forfeitures				6				6
Share-based compensation expense			221					221
Lapse of restriction on restricted stock	31,589	-	-					-
Other comprehensive income (loss), net of taxes:
Net loss				(1,010)				(1,010)
Foreign currency translation adjustment					24			24
Pension plan					(60)			(60)
Total comprehensive loss								(1,046)
Balance at September 30, 2017	9,442,467	$94	$212,239	$(167,689)	$(2,926)	(37,788)	$(255)	$41,463

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2017	2016

Cash flows provided by (used in) operating activities:
Net loss	$(1,010)	$(2,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	458
Share-based compensation	221	242
Provision for (recovery of) excess and obsolete inventories	(23)	110
Other, net	(22)	-
Foreign currency exchange gains (losses)	110	(104)
Decrease (increase) in assets:
Accounts receivable	(5)	4,676
Inventories	254	768
Prepaid expenses and other current assets	(385)	(354)
Other long-term assets	(115)	(105)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(2,456)	(1,973)
Deferred revenue	(333)	(415)
Pension and other long-term liabilities	(70)	55
Net cash provided by (used in) operating activities	(3,505)	430

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(222)	(347)
Proceeds from sale or maturity of short-term investments	4,783	-
Purchases of short-term investments	(4,175)	-
Net cash provided by (used in) investing activities	386	(347)

Cash flows used in financing activities:
Dividends paid	(1,148)	(1,142)
Net cash used in financing activities	(1,148)	(1,142)

Effect of exchange rates on cash and cash equivalents	(2)	60

Decrease in cash and cash equivalents	(4,269)	(999)
Cash and cash equivalents - beginning of year	35,893	20,268
Cash and cash equivalents - end of year	$31,624	$19,269

Cash paid during the period for:
Interest	$-	$1
Income taxes (net of refunds)	$615	$500

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

Concurrent is a global software and solutions company that develops advanced applications focused on storing, protecting, transforming, and delivering high value media assets. We serve industries and customers that demand uncompromising performance, reliability and flexibility to gain a competitive edge, drive meaningful growth and confidently deliver best-in-class solutions that enrich the lives of millions of people around the world every day. As a result of the sale of our Real-Time solutions business (“Real-Time business”) in May 2017, as discussed below, we have one reporting segment for financial reporting purposes, Content Delivery.

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

In May 2017, we sold our Real-Time business consisting of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products were sold to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

Results of our real-time business are retrospectively reflected as discontinued operations in our consolidated financial statements for all periods presented. Prior year information has been adjusted to conform with the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refer to continuing operations. See Note 12 – Discontinued Operations for more information regarding results from discontinued operations.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data as of June 30, 2017 was derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 20, 2017.

On October 13, 2017, we entered into an agreement to sell the assets of the Company used in our content delivery business and assign certain liabilities associated therewith. See Note 18 – Subsequent Events for more details.

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

2.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). This amendment requires that an entity measure its inventory at the “lower of cost and net realizable value.” Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current literature requires measurement of inventory at “lower of cost or market.” Market could be replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. ASU 2015-11 was effective for us on July 1, 2017, and we adopted the guidance prospectively. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective was effective for us on July 1, 2017, and we adopted the guidance prospectively. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements or disclosures.

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Due to the loss from continuing operations for both periods presented, common share equivalents of 218,719 and 342,361 for the three months ended September 30, 2017 and 2016, respectively, were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,
	2017	2016

Loss from continuing operations	$(1,010)	$(4,854)
Income from discontinued operations, net of income taxes	-	1,926
Net income (loss)	$(1,010)	$(2,928)

Basic and diluted EPS:
Basic and diluted weighted average shares outstanding	9,392,197	9,189,343
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.11)	$(0.53)
Discontinued operations	-	0.21
Net income (loss)	$(0.11)	$(0.32)

4.	Fair Value Measurements

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Our investment portfolio consists of money market funds, U.S. Treasury bills, repurchase agreements and commercial paper. Our investment portfolio has an average maturity of three months or less and no investments within the portfolio have an original maturity of one year or more. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as short-term investments. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. We provide fair value measurements disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement. We have no financial assets that are measured on a recurring basis that fall within Level 3 of the fair value hierarchy.

Our financial assets measured at fair value on a recurring basis as of September 30, 2017 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$5,700	$5,700	$-	$-
Money market funds	17,124	17,124	-	-
Repurchase agreement(1)	7,500	-	7,500	-
Commercial paper	700	-	700	-
U.S. Treasury bills	600	-	600	-
Cash and cash equivalents	31,624	22,824	8,800	-

Commercial paper	5,684	-	5,684	-
U.S. Treasury bills	600	-	600	-
Short-term investments	6,284	-	6,284	-
	$37,908	$22,824	$15,084	$-

(1)	Collateralized at 102% of principal by U.S. Treasury securities, federal agency and/or agency mortgage-backed securities

Our financial assets measured at fair value on a recurring basis as of June 30, 2017 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$5,646	$5,646	$-	$-
Money market funds	26,051	26,051	-	-
Commercial paper	4,196	-	4,196	-
Cash and cash equivalents	35,893	31,697	4,196	-

Commercial paper	6,870	-	6,870	-
Short-term investments	6,870	-	6,870	-
	$42,763	$31,697	$11,066	$-

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The following is a summary of available-for-sale securities as of September 30, 2017:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Commercial paper	$5,684	$-	$-	$5,684
U.S. Treasury bills	600	-	-	600
Total marketable securities	$6,284	$-	$-	$6,284

5.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of income (loss) before the provision (benefit) for income taxes are as follows:

	Three Months Ended September 30,
	2017	2016

United States	$(960)	$(5,150)
Foreign	(172)	265
Income (loss) before income taxes	$(1,132)	$(4,885)

We recorded an income tax benefit of $122 and $31 during the three months ended September 30, 2017 and 2016, respectively. The components of the provision (benefit) for income taxes are as follows:

	Three Months Ended September 30,
	2017	2016

United States	$5	$10
Foreign	(127)	(41)
Provision (benefit) for income taxes	$(122)	$(31)

For the three months ended September 30, 2017, the domestic tax expense is lower than the prior year due to lower state taxes and interest and penalties on uncertain tax positions for the three months ended September 30, 2017, as compared to the same period from the prior year. The international tax benefit is higher as compared to the prior year, primarily due to lower pre-tax income in both Japan and the U.K. for the three months ended September 30, 2017, as compared to the same period from the prior year.

Net Operating Losses

As of June 30, 2017, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $71,953 for income tax purposes, of which none expire in fiscal year 2018, and the remainder expire at various dates through fiscal year 2036. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2017. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. See section below entitled “Tax Asset Preservation Plan” for details regarding steps we have taken to protect the value of our NOLs.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

We also have state NOLs that expire according to the rules of each state and expiration will occur between fiscal year 2018 and fiscal year 2036 and foreign NOLs that expire according to the rules of each country. Currently, none of the jurisdictions in which we have foreign NOLs are subject to expiration due to indefinite carryforward periods.

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2017, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions except Japan and the U.K. In Japan and the U.K., we believe that it is more likely than not that we will realize our entire deferred tax inventory, and no valuation allowance is needed.

In all other jurisdictions, we do not have sufficient evidence of future income to conclude that it is more likely than not that we will realize our entire deferred tax inventory. Therefore, we have placed a full valuation allowance on the deferred tax inventory. These jurisdictions include the U.S., Germany, Spain, Hong Kong, and Australia. We re-evaluate our conclusions quarterly regarding the valuation allowance and we will make appropriate adjustments as necessary in the period in which significant changes occur.

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months ended September 30, 2017.

Research and Development Tax Credits

During the year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit in the amounts of (1) $719 and $675 for our fiscal year ending June 30, 2016, respectively, and (2) $575 and $540 for our fiscal year ending June 30, 2017, respectively. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within both other current assets and other long-term assets with an offset in both accrued expenses and other long-term liabilities in our condendsed consolidated balance sheets as of September 30, 2017 and June 30, 2017. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (1) reduce other current assets and offset the payroll tax liability and (2) reduce accrued expenses and recognize a reduction of operating expenses.

During the three months ended September 30, 2017, we recognized $146 of the state of Georgia credit and reduced operating expenses accordingly. As of September 30, 2017, amounts due from the state of Georgia of $689 and $526 are reflected within other current assets (representing the estimated portion we expect to collect within the next twelve months) and other long-term assets, respectively, and unrecoginzed income from these credits of $510 and $386 are reflected in accrued expenses (representing the estimated portion we expect to realize within the next twelve months) and other long-term liabilities, respectively.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Tax Asset Preservation Plan

At our 2016 Annual Meeting of Stockholders held on October 26, 2016, our stockholders adopted a formal amendment to our certificate of incorporation (the “Protective Amendment”) to deter any person acquiring 4.9% or more of the outstanding Common Stock without the approval of our Board in order to protect the value of our NOLs. The Protective Amendment was extended by our stockholders at our 2017 Annual Meeting of Stockholders held on October 25, 2017 and will expire on the earliest of (i) the Board of Directors’ determination that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs because of the amendment or repeal of Section 382 or any successor statute, (ii) the close of business on the first day of any taxable year of Concurrent to which the Board of Directors determines that none of our NOLs may be carried forward (iii) such date as the Board of Directors otherwise determines that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs and (iv) the date of our Annual Meeting of Stockholders to be held during calendar year 2018.

As indicated in our Form 8-K filed on October 27, 2017, the Company executed and delivered that certain Consent and Limited Waiver to the Standstill Agreement, filed therewith as Exhibit 10.1 (the “Consent and Limited Waiver”), to JDS1, LLC and Julian Singer (together with their affiliates and associates, the “Investor Group”). The Consent and Limited Waiver provides that so long as (i) the Investor Group collectively beneficially own no more than 24.9% of the outstanding shares of common stock of the Company and (ii) any acquisition of common stock of the Company by the Investor Group would not reasonably be expected to actually limit the Company’s ability to utilize the Company’s net operating loss carryforwards under applicable United States, state, or foreign tax laws, the Company shall not deem the Investor Group to have effected a Prohibited Transfer as that term is defined in the Company’s Restated Certificate of Incorporation.

6.	Share-Based Compensation

As of September 30, 2017, we had share-based compensation plans which are described in Note 10 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of September 30, 2017, we had 3,000 stock options outstanding and 489,424 restricted shares outstanding. During the three months ended September 30, 2017, no stock options were granted or exercised; however, 27,881 stock options were cancelled. We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows:

	Three Months Ended September 30,
	2017	2016

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$6	$2
Sales and marketing	44	62
Research and development	17	(1)
General and administrative	154	154
Total	$221	$217

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

A summary of the activity of our time-based, service condition restricted shares during the three months ended September 30, 2017, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2017	440,613	$5.45
Granted	50,400	5.66
Vested	(31,589)	5.61
Forfeited	(20,000)	6.05
Non-vested at September 30, 2017	439,424	$5.43

In conjunction with the resignation of three of our independent directors (see Note 17 – Commitments and Contingencies – Resignation of Directors), we accelerated the vesting of 5,400 shares of restricted stock held by each of the resigning directors. This acceleration of vesting resulted in incremental stock compensation expense of $37 during the three months ended September 30, 2017.

During the three months ended September 30, 2017, 50,000 performance-based restricted shares (“PSAs”) to senior and executive management previously issued during fiscal year 2017 at a weighted-average grant date fair value of $5.49 remain outstanding. The PSAs issued in fiscal year 2017 will be released only if certain company financial performance criteria are achieved over a cumulative three-year performance period. The weighted-average grant date fair value per share for these PSAs was established on the date the cumulative three-year performance criteria was approved by our Board. As of September 30, 2017, management determined that the likelihood of achieving the specific three-year performance criteria was not probable and, as a result, no share-based compensation expense associated with these PSAs was recorded for the three months ended September 30, 2017.

7.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. We made matching contributions of $79 and $82 during the three months ended September 30, 2017 and 2016, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. We contributed $5 and $13 to the Stakeholder Plan for the three months ended September 30, 2017 and 2016, respectively.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016

Net Periodic Benefit Cost
Service cost	$-	$-
Interest cost	18	13
Expected return on plan assets	(2)	(4)
Recognized actuarial loss	16	20
Amortization of unrecognized net transition obligation (asset)	-	-
Net periodic benefit cost	$32	$29

We contributed $4 to our German defined benefit pension plans for each of the three months ending September 30, 2017 and 2016. We expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2018.

8.	Inventories

Inventories consist of the following:

	September 30, 2017	June 30, 2017

Raw materials	$636	$832
Work-in-process	5	-
Finished goods	986	1,033
	$1,627	$1,865

9.	Property and Equipment, net

Property and equipment consists of the following:

	September 30, 2017	June 30, 2017

Leasehold improvements	$1,117	$1,117
Machinery and equipment	10,686	10,515
	11,803	11,632
Less: Accumulated depreciation	(10,180)	(9,906)
	$1,623	$1,726

Depreciation expense for property and equipment was $326 and $372 for the three months ended September 30, 2017 and 2016, respectively.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

10.	Intangible Assets, net

Intangible assets, net of $133 and $134 at September 30, 2017 and June 30, 2017, respectively, consist of patents and an internet domain name (www.concurrent.com). The domain name is considered an indefinite lived intangible asset and is not amortizable. Intangible assets are included in other long-term assets, net in our consolidated balance sheets.

Amortization expense related to finite-lived intangible assets was $3 for each of the three months ended September 30, 2017 and 2016, respectively.

11.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2017	June 30, 2017

Accounts payable, trade	$2,356	$2,452
Accrued payroll, vacation and other employee expenses	1,679	2,372
Accrued Real-Time sale transaction expenses	300	1,767
Unrecognized income from research and development tax credits	510	566
Accrued income taxes	-	415
Dividend payable	142	60
Other accrued expenses	821	532
	$5,808	$8,164

12.	Discontinued Operations

On May 15, 2017, we completed the sale and transfer of certain assets and certain liabilities primarily related to our Real-Time business segment pursuant to an Asset Purchase Agreement (the “RT APA”) dated as of May 15, 2017 with Real Time, Inc. (the “Purchaser”), an investment company owned by Battery Ventures, a private-equity firm based in Boston, Massachusetts, for $35,000 less agreed upon adjustments for working capital. Pursuant to the terms of the RT APA, we sold and transferred certain respective equity interests in one of our subsidiaries, which constituted the European operations of the Real-Time business, upon receipt of French regulatory approval on May 30, 2017. The RT APA includes customary terms and conditions, including provisions following closing that require us to indemnify the Purchaser for certain losses that it incurs as a result of a breach by us of our representations and warranties in the RT APA and certain other matters.

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

In conjunction with the RT APA, we and the Purchaser entered into Transition Services Agreements (the “TSAs”) for the U.S/Europe and Japan. Under the TSAs, we have agreed to provide and receive various services to and from the Purchaser on an arms-length fee-for-service basis for a term of six months as of the date of the TSAs, subject to a renewal term of up to eighteen months. Net amounts charged to the Purchaser under the TSAs for the three months ended September 30, 2017 are $5 and are recorded within operating expenses.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Results associated with the Real-Time business are classified as income from discontinued operations, net of income taxes, in our condensed consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Real-Time business. Prior year results have been adjusted to conform with the current year presentation. For the three months ended September 30, 2016, income from discontinued operations is comprised of the following:

Three Months Ended September 30, 2016
Revenue	$7,997
Cost of sales	3,280
Gross margin	4,717

Operating expenses:
Sales and marketing	1,447
Research and development	1,057
General and administrative	176
Total operating expenses	2,680
Operating income	2,037

Other income, net	48
Income from discontinued operations before income taxes	2,085

Provision for income taxes	159

Income from discontinued operations	$1,926

In accordance with ASC Topic 205-20, Discontinued Operations, additional disclosures relating to cash flow are required for discontinued operations. Cash flow information relating to the Real-Time business for the three months ended September 30, 2016 is as follows:

Three Months Ended September 30, 2016
Operating cash flow data:
Depreciation and amortization	$83
Share-based compensation	25
Foreign currency exchange gains	(28)

Investing cash flow data:
Capital expenditures	(20)

13.	Segment Information

As a result of the sale of our Real-Time business in May 2017 (see Note 12 – Discontinued Operations), we operate in one reportable segment, Content Delivery. We evaluate segment results using revenues and gross margin as the performance measures. Such information is shown on the face of the accompanying condensed consolidated statements of operations. We attribute revenues to individual countries and geographic areas based upon location of our customers.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

We attribute long-lived assets based upon location of the assets. As presented below, long-lived assets exclude intangible assets, net.

A summary of our revenue and long-lived assets by geographic area is as follows:

	Three Months Ended September 30,
	2017	2016

Revenue:
United States	$5,682	$2,735
Canada	516	870
Total North America	6,198	3,605

Japan	1,131	921
Other Asia-Pacific	1	62
Total Asia-Pacific	1,132	983

Europe	377	531

South America	163	-
Total revenue	$7,870	$5,119

	September 30, 2017	June 30, 2017

Long-lived assets:
United States	$2,340	$2,391
Europe	53	53
Japan	378	303
Other Asia-Pacific	1	2
Total long-lived assets	$2,772	$2,749

14.	Concentration of Risk

The following table summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended September 30,
	2017	2016

Customer A	57%	16%
Customer B	14%	18%
Customer C	<10%	21%
Customer D	<10%	11%

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

	September 30, 2017	June 30, 2017

Customer A	64%	35%
Customer C	<10%	23%
Customer E	<10%	21%

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended September 30,
	2017	2016

Vendor A	61%	33%
Vendor B	22%	<10%
Vendor C	<10%	41%

15.	Dividends

During the three months ended September 30, 2017, our Board approved quarterly cash dividends as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 12, 2017	September 26, 2017	Quarterly	$0.12	$1,187
			Total	$1,187

As of September 30, 2017, we recorded $318 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still hold those restricted shares as of September 30, 2017. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $142 and $176, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. For the three months ended September 30, 2017, $6 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the three months ended September 30, 2017:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2017	$(1,345)	$(1,545)	$(2,890)

Other comprehensive income before reclassifications	(76)	24	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	16	-	16
Net current period other comprehensive income (loss)	(60)	24	(36)
Balance at September 30, 2017	$(1,405)	$(1,521)	$(2,926)

17.	Commitments and Contingencies

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. For our CEO and CFO, in the event the executive officer is constructively terminated within three months of a change in control or the officer’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by the executive officer (1) our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs and (2) our CFO will be entitled to severance compensation multiplied by one, as well as incremental medical costs. Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period. At September 30, 2017, the maximum contingent liability under these agreements is $1,503. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

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

18.	Subsequent Events

Entry into Agreement to Sell Content Delivery Business

As reported in our Form 8-K filed on October 16, 2017, we entered into an Asset Purchase Agreement (the “CDN APA”) with Vecima Networks Inc. (“Vecima” and the “CDN Purchaser”) on October 13, 2017. The CDN APA contemplates the sale and transfer of all of the Company’s assets and certain liabilities primarily related to our content delivery business to the CDN Purchaser for a purchase price of $29,000 (subject to an adjustment for net working capital). The transactions contemplated by the CDN APA will result in the sale of substantially all of our remaining operating assets. The CDN APA includes customary terms and conditions, including an adjustment to the purchase price based on a normalized level of net working capital and provisions that require us to indemnify the CDN Purchaser for certain losses that it incurs as a result of a breach by us of our representations and warranties in the CDN APA and certain other matters.

Proceeds from the sale will be payable to us as follows: (1) a $27,550 payment in cash on the closing date (subject to an adjustment for estimated net working capital) and (2) $1,450 placed in escrow on the closing date as security for our indemnification obligations to the CDN Purchaser under the CDN APA, which amount will be released to us on or before the date that is twelve months from the closing date (less any portion of the escrow used to make indemnification or purchase price adjustment payments to the CDN Purchaser).

The CDN APA contains customary representations and warranties of each of the parties. The CDN APA contains indemnification rights in favor of us following closing for (i) breaches of any of the representations or warranties by the CDN Purchaser including, but not limited to, breaches related to organization, authorization, and governmental authorization, (ii) breaches of the covenants or agreements of the CDN Purchaser in the CDN APA, and (iii) liabilities which the CDN Purchaser agrees to assume in the CDN APA. In addition, the CDN APA contains indemnification rights in favor of the CDN Purchaser following closing for (i) breaches of certain fundamental representations and warranties by us, including breaches related to organization, authorization, capitalization, title to purchased assets, finders’ fees, and sufficiency of purchased assets, (ii) breaches of any of the representations and warranties by us, (iii) breaches of the covenants or agreements of us in the CDN APA, and (iv) liabilities which the parties agreed the CDN Purchaser would not assume pursuant to the CDN APA.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The completion of the transactions contemplated by the CDN APA are subject to customary closing conditions, including the approval of the transactions by our stockholders.

The CDN APA contains specified termination rights for the parties. We have the right to terminate the CDN APA if we enter into a definitive agreement in respect of a Superior Proposal (as defined in the CDN APA), provided that we comply with certain notice and other requirements set forth in the CDN APA. In such event, we may be required to pay Vecima a termination fee equal to $1,450. We may also be required to pay a termination fee if the CDN APA is terminated under certain circumstances when, prior to the termination of the CDN APA, an Acquisition Proposal (as defined in the CDN APA) shall have been communicated to us and announced publicly and within six (6) months after such termination we enter into a definitive agreement with respect to any Acquisition Proposal with another Person.

Under the terms of a non-compete agreement to be executed simultaneously with the closing of the transactions contemplated by the CDN APA, we will agree for a period of three years following the closing of the transaction not to (i) directly or indirectly, alone or in association with any other person, own, manage, operate, control, participate in, invest in, perform services for, or otherwise carry on or engage in any business focused on the development, marketing, and supporting of software applications and solutions for video content delivery and storage technologies (a “Content Delivery Business”) anywhere in the world, (ii) without the written consent of the CDN Purchaser, have any direct or indirect interest in any person that engages in any Content Delivery Business or competes with the Content Delivery Business of the Seller, as conducted as of the date of the closing of the transactions under the CDN APA, or (iii) directly or indirectly, solicit or recruit any employees being transferred as set forth in the CDN APA or to encourage any such employee to terminate his or her employment with the CDN Purchaser.

Simultaneously with the execution of the CDN APA, certain of our stockholders entered into a Voting Agreement with Vecima (the “Voting Agreement”). As of November 3, 2017, the signatories to the Voting Agreement held approximately 21% of our issued and outstanding common stock. The Voting Agreement requires the signatories to thereto, so long as the Voting Agreement has not terminated in accordance with its terms, to vote in favor of our consummation of the transactions contemplated by the CDN APA and against any action or proposal in favor of an alternative acquisition proposal. The Voting Agreement and the obligations of the stockholders’ thereunder will terminate upon, among other things, the termination of the CDN APA, the withdrawal by the Board of its recommendation that stockholders vote to approve the CDN APA, or the entry by Concurrent, without the prior written consent of the signatories to the Voting Agreement, of an amendment to the CDN APA or a waiver of any term thereof which results in a material decrease in, or material change in the composition of, the purchase price payable under the CDN APA. The stockholders executing the Voting Agreement include all of the directors and officers of Concurrent that are stockholders, but solely in their capacity as stockholders. The Voting Agreement (i) does not limit or affect any actions or omissions taken by any stockholder in its capacity as a director or officer of Concurrent and (ii) may not be construed to prohibit, limit, or restrict any stockholder from exercising its fiduciary duties as an officer or director of Concurrent or its remaining stockholders. JDS1, LLC, our largest stockholder, is also a signatory to the Voting Agreement.

Simultaneously with the approval by our Board of our execution of the CDN APA, the Board formed a subcommittee of the Board (the “Investment Committee”) to evaluate options to maximize the value of our remaining assets, which, following the closing of the transactions contemplated under the CDN APA, will consist primarily of (i) cash and cash equivalents and (ii) Concurrent’s remaining NOLs under federal, state, and foreign tax laws. The Board has authorized the Investment Committee to retain such counsel, experts, consultants or other professionals as the Investment Committee shall deem appropriate from time to time to aid in the Investment Committee in the performance of its duties.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

In accordance with ASC 360-10, Property, Plant and Equipment, the signing of the CDN APA did not meet the “held-for-sale” criteria in the standard at September 30, 2017 and therefore, the assets and liabilities of the content delivery business are not reported as “held-for-sale” in our condensed consolidated balance sheet as of September 30, 2017.

For additional information relating to the proposed sale of our content delivery business, see that certain Schedule 14A and Definitive Proxy Statement filed by the Company on November 6, 2017. The Company’s stockholders are invited to attend a special meeting, which will be held at 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096, on Wednesday, December 13, 2017 at 9:00 a.m. local time, to consider approval of the CDN APA.

Other than the entry into an agreement to sell our content delivery business described above, we have evaluated subsequent events through the date these financial statements were issued and determined that there were no other material subsequent events that require recognition or additional disclosure in our consolidated financial statements.

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

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the SEC on September 20, 2017.

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

In May 2017, we sold our Real-Time solutions business (“Real-Time business”) to Battery Ventures for gross proceeds of $35 million. The Real-Time business provided real-time Linux operating system variants, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. Prior to the sale, Concurrent sold the Real-Time business products to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world. Results of our Real-Time business are retrospectively reflected as a discontinued operation in our consolidated financial statements for all periods presented (see Note 12 to the consolidated financial statements).

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying consolidated financial statements reflect the financial results and financial position of our continuing content delivery solutions business.

On October 13, 2017, we entered into an Asset Purchase Agreement (the “CDN APA”) with Vecima Networks Inc. for the sale and transfer of all of our assets and certain liabilities primarily related to our content delivery business for a purchase price of $29.0 million (subject to an adjustment for net working capital). The transactions contemplated by this agreement will result in the sale of substantially all of our remaining operating assets. The completion of the transactions are subject to customary closing conditions, including the approval of the transactions by our stockholders. For additional information relating to the proposed sale of our content delivery business, see that certain Schedule 14A and Definitive Proxy Statement filed by the Company on November 6, 2017. The Company’s stockholders are invited to attend a special meeting, which will be held at 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096, on Wednesday, December 13, 2017 at 9:00 a.m. local time, to consider approval of the CDN APA.

Results of Operations for the Three months ended September 30, 2017 Compared to the Three months ended September 30, 2016

Revenue

The following table sets forth summarized consolidated financial information for the three months ended September 30, 2017 and 2016 as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended September 30,		$	%
	2017	2016	Change	Change
Product revenue	$5,297	$2,440	$2,857	117.1%
Service revenue	2,573	2,679	(106)	(4.0)%
Total revenue	7,870	5,119	2,751	53.7%
Product cost of sales	2,217	1,354	863	63.7%
Service cost of sales	1,003	1,299	(296)	(22.8)%
Total cost of sales	3,220	2,653	567	21.4%
Product gross margin	3,080	1,086	1,994	183.6%
Service gross margin	1,570	1,380	190	13.8%
Total gross margin	4,650	2,466	2,184	88.6%
Operating expenses:
Sales and marketing	2,158	3,028	(870)	(28.7)%
Research and development	1,678	2,250	(572)	(25.4)%
General and administrative	1,929	2,168	(239)	(11.0)%
Total operating expenses	5,765	7,446	(1,681)	(22.6)%
Operating loss	(1,115)	(4,980)	3,865	(77.6)%
Interest income, net	70	14	56	400.0%
Other income, net	(87)	81	(168)	(207.4)%
Loss from continuing operations before income taxes	(1,132)	(4,885)	3,753	(76.8)%
Provision (benefit) for income taxes	(122)	(31)	(91)	293.5%
Loss from continuing operations	(1,010)	(4,854)	3,844	(79.2)%
Income from continuing operations, net of income taxes	-	1,926	(1,926)	(100.0)%
Net loss	$(1,010)	$(2,928)	$1,918	(65.5)%

Product Revenue. Product revenue increased by $2.9 million, or 117.1%, for the three months ended September 30, 2017 compared to the prior year period. Additionally, both periods include $0.2 million of product revenue from our Aquari storage product solution. The period-over-period increase in product revenue resulted from the following:

•	North American product revenue increased by $2.8 million, or 163.5%, due to a higher purchasing volume from our largest North American customer compared to the prior year period.
•	European product revenue decreased by $0.1 million, or 95.7%. European product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers.
•	Asia-Pacific product revenue increased by $0.1 million, or 14.3%. as our largest customer in the region increased their purchasing volume.
•	South American product revenue increased $0.1 million (we had no sales in this region in the prior year period).

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

Service Revenue. Services revenue decreased by $0.1 million, or 4.0%, for the three months ended September 30, 2017 compared to the prior year period. The period-over-period decrease is primarily due to a decrease in the volume of out-of-warranty revenue partially offset by an increase in installation revenue from our content delivery solutions products.

Product Gross Margin. Product gross margin was $3.1 million for the three months ended September 30, 2017, an increase of $2.0 million, or 183.6%, from $1.1 million for the prior year period. The increase in gross margin dollars is primarily due to the increase in product revenue. Product gross margin as a percentage of product revenue increased to 58.1% for the three months ended September 30, 2017 from 44.5% for the prior year period primarily due to a favorable product mix in the current year period which included increased product gross margins for our Aquari storage solutions product compared to the prior year period.

Service Gross Margin. Service gross margin was $1.6 million for the three months ended September 30, 2017, an increase of $0.2 million, or 13.8%, from $1.4 million for the prior year period. Gross margin on service revenue increased to 61.0% of service revenue for the three months ended September 30, 2017 from 51.5% of service revenue the prior year period. Service margin as a percentage of service revenue improved primarily due to a reduction in personnel costs in both our U.S and European service and support teams.

Sales and Marketing. Sales and marketing expenses were $2.2 million for the three months ended September 30, 2017, a decrease of $0.9 million, or 28.7%, from $3.0 million for fiscal year 2016. This period-over-period decrease primarily resulted from (1) a $0.6 million decrease due to changes in sales leadership and other positions eliminated during the second half of our prior fiscal year, (2) a $0.2 million decrease in trade shows and other marketing-related activities and (3) a $0.1 million decrease in sales travel-related expenses.

Research and Development. Research and development expenses were $1.7 million for the three months ended September 30, 2017, a decrease of $0.6 million, or 25.4%, from $2.3 million for fiscal year 2016. The period-over-period decrease primarily resulted from a reduction of headcount in the U.S. within our development teams.

General and Administrative. General and administrative expenses were $1.9 million for the three months ended September 30, 2017, a decrease of $0.2 million, or 11.0%, from $2.2 million for the prior year period. This decrease was primarily due to (1) $0.3 million legal and other professional fees primarily associated with our entry into a Board Representation and Standstill Agreement with an investor and affiliate of that investor incurred in the first quarter of fiscal year 2016, (2) a $0.1 million decrease in personnel costs due to changes in executive management that took place in the fourth quarter of the prior fiscal year after the sale of our Real-Time business segment and (3) a $0.2 million decrease in corporate conference expenses partially offset by (4) a $0.3 million increase in legal fees associated with the pending sale of our content delivery business and (5) a $0.1 increase in director fees due to the resignation of three of our independent directors in the current fiscal year period.

Other Income (Expense), net. During the three months ended September 30, 2017, we recognized $0.1 million of net realized foreign currency translation losses compared to $0.1 million in net realized currency translation gains in the prior year period. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies. Additionally, we recognized an increase of less than $0.1 million in interest income earned period-over-period as we have been able to invest our cash, cash equivalents and short-term investments (including cash received from the sale of our Real-Time business) at higher rates of return than previously earned.

Provision for Income Taxes. We recorded a consolidated income tax benefit of $0.1 million for the three months ended September 30, 2017 compared to a less than $0.1 million consolidated tax benefit in the prior year period. The domestic expense is lower as compared to the prior year primarily due to lower state taxes and interest and penalties on uncertain tax positions for the three months ended September 30, 2017. The international tax benefit is higher primarily due to a larger pre-tax loss in both Japan and the U.K. in the current year period as compared to the prior year period.

Loss from Continuing Operations. Our loss from continuing operations for the three months ended September 30, 2017 was $1.1 million, or $0.11 loss per basic and diluted share, compared to a net loss for the three months ended September 30, 2016 of $4.9 million, or $0.53 loss per basic and diluted share.

Income from Discontinued Operations, Net of Income Taxes. We sold our Real-Time business in May 2017. As a result, the $1.9 million of income from discontinued operations, net of income taxes includes the financial results of our Real-Time business during the three months ended September 30, 2016.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 80% and 55% of total revenue for the three months ended September 30, 2017 and 2016, respectively);

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	our investment strategy into the storage solutions market;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	our exploration and evaluation of strategic alternatives;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $3.5 million and generated $0.4 million of cash from operating activities during the three months ended September 30, 2017 and 2016, respectively. Operating cash flows during the three months ending September 30, 2017 were primarily attributable the timing of payments made against our accounts payable to settle the previous quarter’s transaction costs related to the sale of our Real-Time business, inventory purchases and accrued compensation. Operating cash flows during the three months ended September 30, 2016 were primarily attributable to the collection of accounts receivable for sales shipped late in the prior quarter, offset by the current period net loss and the timing of payments made against our accounts payable to settle the previous quarter’s inventory purchase and other obligations.

We invested $0.2 million and $0.3 million in property and equipment during the three months ended September 30, 2017 and 2016, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development groups and (2) demonstration systems used by our sales and marketing group. We expect our capital expenditures for fiscal year 2018 to be similar to fiscal year 2017.

We had maturities of $4.8 million of previously invested short-term investments and reinvested $4.2 million in short-term investments during the three months ended September 30, 2017. We moved cash to these short-term investments in the third quarter of fiscal year 2017 so that we may earn a higher return than we had previously earned with our cash and cash equivalent balances. Our short-term investments consist of highly liquid commercial paper and U.S. Treasury bills and have original maturities of more than 3 months but no more than 12 months.

We paid one quarterly cash dividend, each for $0.12 per share, during each of the three months ended September 30, 2017 and 2016. During both the three months ended September 30, 2017 and 2016, we also paid less than $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each period. In the three months ended September 30, 2017, the additional amount paid includes payments of dividends to three of our independent directors who resigned during the period. We intend to pay a regular quarterly cash dividend on our common shares during the second quarter of fiscal year 2018 but will suspend future dividend payments while we consider potential acquisition targets and alternative uses of our remaining assets subsequent to the consummation of the sale of our content delivery business. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Although we do not have any outstanding debt or borrowing facilities in place at September 30, 2017, we periodically review the need for credit arrangements. Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

We had working capital (current assets less current liabilities) of $43.3 million and $45.3 million and cash, cash equivalents and short-term investments of $37.9 million and $42.8 million at September 30, 2017 and June 30, 2017, respectively. At September 30, 2017, we had no material commitments for capital expenditures.

As of September 30, 2017, approximately $0.6 million, or 1.8%, of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Our critical accounting estimates have not changed in any material respect during the three months ended September 30, 2017.

Recent Accounting Guidance

See Note 2 – Recent Accounting Guidance to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, our ability to obtain stockholder approval and consummate the sale of our content delivery business with Vecima Networks Inc., as well as any purchase price adjustment or indemnification claim related to such sale and the timing of release of amounts subject to escrow thereunder and the carrying value of certain assets and liabilities after the closing of the transactions contemplated by the CDN APA, the impact of our content delivery strategy on our business; the impact of our Aquari™ storage solution strategy on our business; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of the content delivery business to capture new business; our ability to reinvest the net proceeds from the sale of our Real-Time business in a manner that we believe will generate an adequate return to our remaining business; fluctuations and timing of large content delivery orders; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, tariffs and currency fluctuations; the impact of competition on the pricing of content delivery products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery products, including acceptance of our new storage solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; global terrorism; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; the process of evaluation of strategic alternatives; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors that could cause actual results to differ from any forward-looking statements made in this report are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Evaluation of Controls and Procedures

We conducted an evaluation as of September 30, 2017, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation. However, we are, from time to time, party to various routine legal proceedings arising out of our business. See Note 17 – Commitments and Contingencies to our condensed consolidated financial statements for additional information about legal proceedings.

Item 1A. Risk Factors

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Except as discussed below under “Risks Related to the CDN APA,” there have been no material changes to our risk factors as previously disclosed.

Risks Related to the CDN APA

The transactions contemplated by the CDN APA may not be completed or may be delayed if the conditions to closing are not satisfied or waived.

The transactions contemplated by the CDN APA (the “CDN Asset Sale”) may not be completed or may be delayed because the conditions to closing set forth in the CDN APA, including approval of the transaction by our stockholders and the absence of a material adverse effect before the closing, may not be satisfied or waived. If the CDN Asset Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the CDN Asset Sale, our relationships with our customers, suppliers and employees may be damaged and our business may be harmed.

If we fail to complete the CDN Asset Sale, our business may be harmed.

As a result of our announcement of the CDN Asset Sale, third parties may be unwilling to enter into material agreements with respect to our content delivery business. New or existing customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such new relationships are likely to be more stable. Employees working in our content delivery business may become concerned about the future of the business and lose focus or seek other employment. If we fail to complete the CDN Asset Sale, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition. If we fail to complete the CDN Asset Sale, we will also retain and continue to operate our content delivery business. The resultant potential for loss or disaffection of employees or customers of our content delivery business could have a material, negative impact on the value of our content delivery business.

In addition, if the CDN Asset Sale is not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

Failure to complete the CDN Asset Sale may cause the market price for our common stock to decline.

If our stockholders fail to approve the CDN Asset Sale, or if the CDN Asset Sale is not completed for any other reason, the market price of our common stock may decline due to various potential consequences, including:

•	we may not be able to sell our content delivery business to another party on terms as favorable to us as the terms of the CDN APA;

•	the failure to complete the CDN Asset Sale may create substantial doubt as to our ability to effectively implement our current business strategies; and

•	our costs related to the CDN Asset Sale, such as legal and accounting fees, must be paid even if the CDN Asset Sale is not completed.

If the CDN Asset Sale is not completed, we may explore other potential transactions, but the alternatives may be less favorable to us and there can be no assurance that we will be able to complete an alternative transaction.

If the CDN Asset Sale is not completed, we may explore other potential transactions, including a sale of our content delivery business to another party on such terms as the board of directors may approve. The terms of an alternative transaction may be less favorable to us than the terms of the CDN Asset Sale and there can be no assurance that we will be able to reach agreement with or complete an alternative transaction with another party.

The amount of net proceeds that we will receive from the CDN Asset Sale is subject to uncertainties.

Pursuant to the CDN APA, the purchase price payable by Vecima is subject to adjustment based on a net working capital target of $2.64 million. In addition, $1.45 million of the purchase price payable by Vecima at closing will be placed into escrow and subject to loss, in whole or in part after the closing, if Vecima successfully asserts claims for indemnification pursuant to the indemnification provisions of the CDN APA. Furthermore, we may have unforeseen liabilities and expenses that must be satisfied from the after-tax net proceeds of the CDN Asset Sale, leaving less to fund our remaining operations.

Stockholders are not guaranteed any of the proceeds from the CDN Asset Sale.

Our board of directors has instructed the Investment Committee to evaluate options to maximize the value of our remaining assets, including identifying potential opportunities to invest in or acquire one or more operating businesses that provide opportunities for appreciation in value. As of the date hereof, the Investment Committee has not identified any specific acquisition or investment target. If the Investment Committee is unable to identify a suitable acquisition target that is appropriately valued, we may consider alternatives for returning capital to stockholders while we wind up our affairs. If we wind up our affairs and liquidate under applicable law, our net operating loss carryforwards will be forfeit.

Management could spend or invest the net proceeds from the CDN Asset Sale in ways with which our stockholders may not agree.

Our management could spend or invest the proceeds from the CDN Asset Sale in ways with which our stockholders may not agree. Management and the board of directors may authorize such spending or investment without seeking stockholder approval. The investment of these proceeds may not yield a favorable return.

There can be no assurances that we will be successful in investing the proceeds of the CDN Asset Sale.

The process to identify potential investment opportunities and acquisition targets, to investigate and evaluate the future returns therefrom and business prospects thereof and to negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly. We are likely to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, leveraged buyout funds, investment firms with significantly greater financial and other resources and operating businesses competing for acquisitions. Many of these companies are well established and have extensive experience in identifying and effecting business combinations.

In addition, we will incur operating expenses, resulting from payroll, rent and other overhead and professional fees, while we are evaluating opportunities to invest the proceeds of the CDN Asset Sale.

We may consider potential acquisition candidates in different industries, and stockholders have no basis at this time to ascertain the merits or risks of any business that we may ultimately operate.

Our business strategy contemplates the potential acquisition of one or more operating businesses or other investments that we believe will provide better returns on equity than our content delivery business that we are selling, and we are not limited to acquisitions and/or investments to any particular acquisition targets or any particular industry or type of business. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately effect a business combination or other investment. Although we will seek to evaluate the risks inherent in a particular investment or acquisition opportunity, we cannot assure stockholders that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We will not seek stockholder approval for any business combination or other investment that we may pursue, so stockholders will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction.

Resources will be expended in researching potential acquisitions and investments that might not be consummated.

The investigation of target businesses and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention in addition to costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination or other investment the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific opportunity, we may fail to consummate the transaction for any number of reasons, including those beyond our control.

Subsequent to an acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause stockholders to lose some or all of their investments.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure stockholders that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary reasonable amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-Divestiture debt financing. Accordingly, stockholders could suffer a significant reduction in the value of their shares.

We may issue additional shares of common stock or other securities to complete business combinations or under employee incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes our board of directors to issue shares of our common stock or preferred stock from time to time in their business judgment up to the amount of our then authorized capitalization. We may issue a substantial number of additional shares of our common stock, and may issue shares of our preferred stock, in order to complete business combinations or under employee incentive plans. These issuances:

•	may significantly dilute stockholders’ equity interests;
•	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders' investment in us.

Although we have no commitments as of the date of this proxy statement to issue any notes or other debt securities, or to otherwise incur indebtedness, we may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business's management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target's management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target's management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

We may attempt to complete business combinations with private companies about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate business combinations with privately held companies. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we expect, if at all.

After the closing of the CDN Asset Sale, we may stop paying dividends to our stockholders.

On October 26, 2017, the board of directors determined that it intends to (i) make the regularly scheduled quarterly dividend payment of $0.12 per share of common stock in December 2017 and (ii) suspend future dividend payments while the Investment Committee considers potential acquisition targets and alternative uses of our remaining assets, including the proceeds of the CDN Asset Sale.

We may make acquisitions where we do not own all or a majority of the target enterprise.

We may make acquisitions where do not own all or a majority of the target enterprise. We may engage in such acquisitions or make such investments where we desire the target management to continue to have a significant equity incentive to grow and ensure the profitability of the target business. We may also make such acquisitions or investments where we do not have sufficient financial resources to acquire all of the equity in the target company or where the target has price requirements that we are unwilling to meet at the time of the acquisition or investment. Our minority or less than 100% ownership subjects us to risks that we do not control the target company and its results of operations, business condition or prospects may be materially adversely impacted by the decisions of the other equity owners or the difficulty of negotiating among equity owners.

By completing the CDN Asset Sale, we will no longer be engaged in the content delivery and storage business.

Our content delivery business accounted for substantially all of our revenue from continuing operations for the fiscal year ended June 30, 2017. By selling substantially all of our assets relating to our content delivery business to Vecima, we will be exiting the content delivery and storage business. Following the CDN Asset Sale, we will no longer have an operating business but we expect to continue to incur operating expenses and anticipate our expenses and losses will increase in the foreseeable future as we continue our efforts to identify and evaluate potential acquisition targets.

We may fail to satisfy the continued listing standards of The NASDAQ Global Market.

Even though we currently satisfy the continued listing standards for The NASDAQ Global Market, following the completion of the CDN Asset Sale, we may fail to satisfy the continued listing standards of The NASDAQ Global Market. In the event that we are unable to satisfy the continued listing standards of The NASDAQ Global Market, our common stock may be delisted from that market. Any delisting of our common stock from The NASDAQ Global Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

We will be unable to compete with our content delivery business for a period of three years after the date of the closing of the CDN Asset Sale.

In connection with the closing of the CDN Asset Sale, we have agreed to enter into the Non-Compete Agreement, which provides that until the third anniversary of the closing of the CDN Asset Sale, we will not:

•	engage in any activity that competes with our content delivery business;
•	use or disclose any confidential, non-public information to be transferred to Vecima at the closing or otherwise related to our content delivery business; or
•	own, manage, operate, assist, invest in or acquire any person or entity that competes with our content delivery business (except for ownership of 5% of less of the outstanding securities of a publicly traded entity).

The CDN APA will expose us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify Vecima for breaches of any representation, warranty, or covenant made by us in the CDN APA, for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. Indemnification claims by Vecima would reduce the amount of the escrow that we receive and could have a material adverse effect on our financial condition. Other than in the event of fraud or willful misconduct, we will not be obligated to indemnify Vecima for any breach of the representations, warranties or covenants made by us under the CDN APA until the aggregate amount of claims for indemnification exceed $100,000. In the event that claims for indemnification for breach of most of the representations and warranties made by us under the CDN APA exceed this threshold, we will be obligated to indemnify Vecima for any damages or loss resulting from such breach up to five percent (5%) of the final purchase price to be paid by Vecima pursuant to the CDN APA.

The CDN APA limits our ability to pursue alternatives to the CDN Asset Sale.

The CDN APA contains provisions that make it more difficult for us to sell our content delivery business to any party other than Vecima. These provisions include the prohibition on our ability to solicit acquisition proposals, the requirement that we pay a termination fee of $1.45 million if the CDN APA is terminated in specified circumstances, and Vecima’s right to be advised of acquisition proposals and to submit revised proposals for consideration. These provisions could discourage a third party that might have an interest in acquiring all of or a significant part of Concurrent or our content delivery business from considering or proposing an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Vecima.

Vecima’s right, as set forth in the CDN APA, to be advised of and to submit a revised offer in response to any unsolicited third-party acquisition proposal continues until the termination of the CDN APA, which could make it more difficult for Concurrent to complete an alternative business combination transaction with another party.

The utilization of our net operating loss carryforwards may be challenged.

If we earn taxable income in future periods, the Internal Revenue Service may challenge the utilization of our net operating loss carryforwards. The Internal Revenue Service will have a number of theories on which it and the U.S. Justice Department could base a challenge to our utilization of our net operating loss carryforwards and the resolution of such challenges is uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Document

2.1	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2017).

10.1	Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of October 26, 2017 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2017).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2017	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Document

2.1	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2017).

10.1	Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of October 26, 2017 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2017).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

