Form 10-Q
period 2017-12-31
CCUR Holdings, Inc.
filed 2018-02-14
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37706

_____________

CCUR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2735766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4375 River Green Parkway, Suite 210, Duluth, GA 30096

(Address of principal executive offices) (Zip Code)

Telephone: (770) 305-6435

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

Yes   ☐       No   ☑

Number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of February 9, 2018 was 9,880,038.

CCUR Holdings, Inc.

(formerly Concurrent Computer Corporation)

Form 10-Q

For the Period Ended December 31, 2017

Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements

CCUR Holdings, Inc. (formerly Concurrent Computer Corporation)

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$57,547	$35,474
Short-term investments	7,967	6,870
Receivable from sale of Content Delivery business held in escrow	1,450	-
Receivable from sale of Real-Time business held in escrow	2,000	2,000
Prepaid expenses and other current assets	786	915
Current assets of discontinued operations	-	9,665
Total current assets	69,750	54,924

Property and equipment, net	1	2
Deferred income taxes, net	1,138	15
Other long-term assets, net	707	544
Noncurrent assets of discontinued operations	-	2,322
Total assets	$71,596	$57,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,829	$4,521
Current liabilities of discontinued operations	-	5,097
Total current liabilities	4,829	9,618

Long-term liabilities:
Pension liability	3,813	3,582
Other long-term liabilities	837	866
Noncurrent liabilities of discontinued operations	-	272
Total liabilities	9,479	14,338

Commitments and contingencies (Note 12)

Stockholders’ equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,936,891 and 9,410,878 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	99	94
Capital in excess of par value	214,230	212,018
Accumulated deficit	(148,990)	(165,498)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive loss	(2,967)	(2,890)
Total stockholders’ equity	62,117	43,469
Total liabilities and stockholders’ equity	$71,596	$57,807

The accompanying notes are an integral part of the condensed consolidated financial statements.

CCUR Holdings, Inc.

(formerly Concurrent Computer Corporation)

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$3,859	$1,480	$5,324	$2,964
Total operating expenses	3,859	1,480	5,324	2,964
Operating loss	(3,859)	(1,480)	(5,324)	(2,964)

Interest income	76	13	146	27
Other income (expense), net	19	(4)	42	(8)
Loss from continuing operations before income taxes	(3,764)	(1,471)	(5,136)	(2,945)

(Benefit) provision for income taxes	(924)	14	(918)	21

Loss from continuing operations	(2,840)	(1,485)	(4,218)	(2,966)

Income (loss) from discontinued operations, net of income taxes	22,728	1,397	23,096	(50)

Net income (loss)	$19,888	$(88)	$18,878	$(3,016)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.30)	$(0.16)	$(0.45)	$(0.32)
Discontinued operations	2.41	0.15	2.45	(0.01)
Net income (loss)	$2.11	$(0.01)	$2.00	$(0.33)

Weighted average shares outstanding - basic and diluted	9,436,845	9,224,590	9,414,521	9,216,967

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of the condensed consolidated financial statements.

ccur holdings, inc.

(formerly Concurrent Computer Corporation)

Condensed Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net income (loss)	$19,888	$(88)	$18,878	$(3,016)

Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	(216)	21	(291)
Pension and post-retirement benefits, net of tax	(38)	110	(98)	107
Other comprehensive loss	(41)	(106)	(77)	(184)

Comprehensive income (loss)	$19,847	$(194)	$18,801	$(3,200)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ccur holdings, inc.

(formerly Concurrent Computer Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the six-month period ended December 31, 2017

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2017	9,410,878	$94	$212,018	$(165,498)	$(2,890)	(37,788)	$(255)	$43,469
Dividends declared				(2,378)				(2,378)
Dividends forfeited with restricted stock forfeitures				8				8
Share-based compensation expense			2,217					2,217
Lapse of restriction on restricted stock	526,013	5	(5)					-
Other comprehensive income (loss), net of taxes:
Net income				18,878				18,878
Foreign currency translation adjustment					21			21
Pension plan					(98)			(98)
Total comprehensive income								18,801
Balance at December 31, 2017	9,936,891	$99	$214,230	$(148,990)	$(2,967)	(37,788)	$(255)	$62,117

The accompanying notes are an integral part of the condensed consolidated financial statements ccur holdings, inc.

(formerly Concurrent Computer Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended December 31,
	2017	2016

Cash flows (used in) provided by operating activities:
Net income (loss)	$18,878	$(3,016)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	606	920
Share-based compensation expense	2,217	551
(Recovery of) provision for excess and obsolete inventories	(23)	151
Deferred taxes, net	(1,153)	-
Other, net	(45)	-
Foreign currency exchange gains (losses)	144	(118)
Gain on sale of Content Delivery business, net	(22,609)	-
Decrease (increase) in assets:
Accounts receivable	115	7,094
Inventories	(146)	1,259
Prepaid expenses and other current assets	(254)	(179)
Other long-term assets	(230)	(176)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(2,688)	(3,192)
Deferred revenue	1,337	(1,828)
Pension and other long-term liabilities	233	98
Net cash (used in) provided by operating activities	(3,618)	1,564

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(275)	(537)
Proceeds from sale or maturity of short-term investments	8,933	-
Purchases of short-term investments	(9,986)	-
Proceeds from sale of Content Delivery business, net of cash transferred	28,914	-
Net cash provided by (used in) investing activities	27,586	(537)

Cash flows used in financing activities:
Dividends paid	(2,307)	(2,281)
Net cash used in financing activities	(2,307)	(2,281)

Effect of exchange rates on cash and cash equivalents	(7)	(210)

Increase (decrease) in cash and cash equivalents	21,654	(1,464)
Cash and cash equivalents - beginning of year	35,893	20,268
Cash and cash equivalents - end of period	$57,547	$18,804

Cash paid during the period for:
Interest	$-	$1
Income taxes (net of refunds)	$616	$518

The accompanying notes are an integral part of the condensed consolidated financial statements

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except for share and per share data)

1.	Overview of Business and Basis of Presentation

References herein to “CCUR Holdings,” the “Company,” “we,” “our,” or “us” refer to CCUR Holdings, Inc. and its subsidiaries unless the context specifically indicates otherwise. CCUR Holdings was formerly known as Concurrent Computer Corporation and changed its name on January 2, 2018.

On December 31, 2017, we completed the sale of our content delivery and storage business (the “Content Delivery business”) and other related assets to Vecima Networks, Inc. (“Vecima”) pursuant to an Asset Purchase Agreement, dated as of October 13, 2017, between the Company and Vecima. Substantially all liabilities associated with the Content Delivery business were assigned to Vecima as part of the transaction. The Content Delivery business provided advanced applications focused on storing, protecting, transforming, and delivering high value media assets and served industries and customers that demand uncompromising performance, reliability and flexibility to gain a competitive edge, drive meaningful growth and confidently deliver best-in-class solutions that enrich the lives of millions of people around the world every day. Content delivery solutions consisted of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. These streaming video and storage products and services are deployed by service providers to support consumer-facing video applications including live broadcast video, video-on-demand and time-shifted video services such as cloud-based digital video recording. In fiscal year 2016, the Company introduced Aquari™ Storage, a unified scale-out storage solutions product that is ideally suited for a wide range of enterprise IT and video applications that require advanced performance, very large storage capacities, and a high degree of reliability.

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

Results of our Content Delivery and Real-Time businesses are retrospectively reported as discontinued operations in our consolidated financial statements for all periods presented. Prior year information has been adjusted to conform with the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 4 – Discontinued Operations for more information regarding results from discontinued operations.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end condensed consolidated balance sheet data as of June 30, 2017 was derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 20, 2017.

As a result of the sale of our operating businesses, many of our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017 are no longer applicable subsequent to December 31, 2017.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

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

Recently Issued and Adopted Accounting Guidance

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

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

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

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) which requires the service cost component of the net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization. Other components will be presented separately from the line items that include the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The guidance on the presentation of the components of net periodic benefit cost requires retrospective application. The guidance limiting the capitalization of net periodic benefit cost requires prospective application. We do not expect ASU 2017-07 to have a material impact on our consolidated financial statements or disclosures.

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

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares, including dilutive common share equivalents outstanding during each period. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Due to the loss from continuing operations for all periods presented, common share equivalents of 315,771 and 267,481 for the three months ended December 31, 2017 and 2016, respectively, and common share equivalents of 322,570 and 265,845 for the six months ended December 31, 2017 and 2016, respectively,were excluded from the calculation as their effect was anti-dilutive.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Loss from continuing operations	$(2,840)	$(1,485)	$(4,218)	$(2,966)
Income (loss) from discontinued operations, net of income taxes	22,728	1,397	23,096	(50)
Net income (loss)	$19,888	$(88)	$18,878	$(3,016)

Basic and diluted EPS:
Basic and diluted weighted average shares outstanding	9,436,845	9,224,590	9,414,521	9,216,967
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.30)	$(0.16)	$(0.45)	$(0.32)
Discontinued operations	2.41	0.15	$2.45	(0.01)
Net income (loss)	$2.11	$(0.01)	$2.00	$(0.33)

4.	Discontinued Operations

Content Delivery business

As noted above, on December 31, 2017, we completed the sale of our Content Delivery business and other related assets to Vecima pursuant to an Asset Purchase agreement, dated as of October 13, 2017, between the Company and Vecima (the “CDN APA”) for a purchase price of $29,000 (subject to an adjustment for net working capital). The sale included our Content Delivery business assets and related liabilities in the United States, United Kingdom, and Germany, as well as the sale of all equity in our Japanese subsidiary.

Gross proceeds from the sale were paid to us as follows: (1) a $29,020 cash payment on December 31, 2017 (including a preliminary adjustment for estimated working capital as defined in the CDN APA of $1,470) and (2) $1,450 placed in escrow as security for the Company’s indemnification obligations to Vecima under the CDN APA, which amount will be released to the Company on or before December 31, 2018 (less any portion used to make indemnification payments to Vecima).

Additionally, we may receive additional consideration, or be required to return a portion of the consideration received on the closing date, based on a final determination of the Content Delivery business’ net working capital as of the closing date. This final calculation is required to be presented to us by Vecima no later than March 31, 2018 and we have 30 days after its receipt to agree with or contest those calculations. Subsequent to December 31, 2017, based on our estimate of the working capital of the Content Delivery business as of the closing date, calculated in accordance with the procedures set forth in the CDN APA, we have accrued our estimate of the final post-closing working capital adjustment within our current liabilities on our December 31, 2017 balance sheet, to be paid by us to Vecima during the latter half of our fiscal year 2018. In addition, we have reduced our estimate of the gain on the sale of the Content Delivery business by the amount of the estimated final post-closing working capital adjustment payment.

In conjunction with the CDN APA, we and Vecima entered into Transition Services Agreements (the “CDN TSA”) for the U.S. Under the CDN TSA, we and Vecima have each agreed to provide and receive various services to and from the other party on an arms-length, fee-for-service basis for a term of twelve months as of the date of the closing, unless terminated earlier by either party.

Results associated with the Content Delivery business are classified within income (loss) from discontinued operations, net of income taxes, in our condensed consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Content Delivery business.

The closing of the sale of the assets to Vecima resulted in a “change in control” under our Amended and Restated 2011 Stock Incentive Plan. As a result, the Company recognized expense of approximately $1,745 in share-based compensation expense due to the acceleration of the vesting and the lapse of restrictions on substantially all restricted stock granted under our Amended and Restated 2011 Stock Incentive Plan (see Note 7 – Share-based Compensation). This expense is reflected in general and administrative expenses of continuing operations in our condensed consolidated statement of operations for the three and six months ended December 31, 2017. Payment of associated accrued dividends related to these released shares was made in January 2018.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

For the three and six months ended December 31, 2017 and 2016, income (loss) from discontinued operations related to our Content Delivery business is comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue	$8,148	$7,237	$16,018	$12,356
Cost of sales	3,122	2,982	6,342	5,634
Gross margin	5,026	4,255	9,676	6,722
Operating expenses:
Sales and marketing	2,091	2,722	4,235	5,723
Research and development	1,612	1,854	3,290	4,104
General and administrative	473	651	951	1,363
Total operating expenses	4,176	5,227	8,476	11,190
Operating income (loss)	850	(972)	1,200	(4,468)
Gain on sale of Content Delivery business, net	22,609	-	22,609	-
Other income (expense), net	(33)	120	(143)	205
Income (loss) from discontinued operations before income taxes	23,426	(852)	23,666	(4,263)
Provision for income taxes	698	(30)	570	(68)
Income (loss) from discontinued operations	$22,728	$(822)	$23,096	$(4,195)

A reconciliation of the gain before income taxes recorded on the sale of the Content Delivery business for three and six months ended December 31, 2017 is as follows:

Three and Six Months Ended December 31, 2017
Closing consideration	$29,000
Preliminary adjustments for working capital	812
Net book value of assets sold	(5,274)
Other adjustments	(184)
Transaction costs	(1,745)
Gain on sale of Content Delivery business	$22,609

Transaction costs directly associated with the sale of the Content Delivery business include legal, accounting, investment banking and other fees paid to external parties.

In connection with the sale of our Content Delivery business (1) we entered into a Separation and Consulting Agreement and General Release of Claims with Derek Elder, our former President and Chief Executive Officer, as a result of which (A) Mr. Elder’s role as president and chief executive officer was terminated, (B) Mr. Elder ceased to be a member of our Board of Directors and all committees thereof, and (C) we recorded severance related expenses of $544 pursuant to his Separation and Consulting Agreement (see Note 12 – Commitments and Contingencies – Separation of Chief Executive Officer), (2) we terminated the employment of another executive of the Company and recorded severance expenses of $132, (3) we paid transaction bonuses that had previously been approved by our compensation committee of $479 to internal executives and staff and (4) we accepted the resignation of an independent director of the Company (see Note 12 – Commitments and Contingencies – Resignation of Directors). All of the above expenses are included in general and administrative expenses of continuing operations in our condensed consolidated statement of operations for the three and six months ended December 31, 2017.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

At June 30, 2017, the carrying amounts of assets and liabilities of discontinued operations in our consolidated balance sheet were as follows:

ASSETS
Current assets:
Cash	$419
Accounts receivable, net	6,886
Inventories	1,865
Prepaid expenses and other current assets	495
Total current assets	9,665

Property and equipment, net	1,724
Other long-term assets, net	598
Total noncurrent assets	2,322
Total assets of discontinued operations	$11,987

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,643
Deferred revenue	1,454
Total current liabilities	5,097

Long-term liabilities:
Deferred revenue	66
Other long-term liabilities	206
Total noncurrent liabilities	272
Total liabilities of discontinued operations	$5,369

Proceeds from the sale of the Content Delivery business have been presented in the condensed consolidated statement of cash flows under investing activities for the six months ended December 31, 2017. Proceeds from the sale of the Content Delivery business were net of $106 of cash transferred with the equity sale of our Japanese subsidiary. In accordance with ASC Topic 205-20, additional disclosures relating to cash flow is required for discontinued operations. Cash flow information relating to the Content Delivery business for the six months ended December 31, 2017 and 2016 is as follows:

	Six Months Ended December 31,
	2017	2016
Operating cash flow data:
Depreciation and amortization	$605	$750
Share-based compensation	170	154
Provision for (recovery of) excess and obsolete inventories	(23)	188
Foreign currency exchange gains	144	(48)
Investing cash flow data:
Capital expenditures	(275)	(459)

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

A reconciliation of our cash and cash equivalents as of June 30, 2017 is as follows:

June 30, 2017
Cash and cash equivalents per balance sheet	$35,474
Cash and cash equivalents classified within current assets of discontinued operations	419
Beginning cash and cash equivalents balance per statement of cash flows	$35,893

Real-Time business

On May 15, 2017, we completed the sale and transfer of certain assets and certain liabilities primarily related to our Real-Time business pursuant to an Asset Purchase Agreement (the “RT APA”) dated as of May 15, 2017 with Real Time, Inc. (the “RT Purchaser”), an investment company owned by Battery Ventures, a private-equity firm based in Boston, Massachusetts, for $35,000 less agreed upon adjustments for working capital. Pursuant to the terms of the RT APA, we sold and transferred certain respective equity interests in one of our subsidiaries, which constituted the European operations of the Real-Time business, upon receipt of French regulatory approval on May 30, 2017. The RT APA includes customary terms and conditions, including provisions following closing that require us to indemnify the Purchaser for certain losses that it incurs as a result of a breach by us of our representations and warranties in the RT APA and certain other matters.

Gross proceeds from the sale were paid to us as follows: (1) a $30,200 cash payment on May 15, 2017 (subject to an adjustment for estimated working capital as defined in the RT APA), (2) a $2,800 cash payment made concurrently with the transfer of the European operations of the Real Time business to the Purchaser received on May 30, 2017 and (3) $2,000 placed in escrow as security for certain purchase price adjustments and for our indemnification obligations to the Purchaser under the RT APA which amount will be released to us on or before May 15, 2018 (less any portion of the escrow used to make indemnification or purchase price adjustment payments to the RT Purchaser). In September 2017, the final working capital computation was completed and resulted in no additional consideration paid to or from either party.

In conjunction with the RT APA, we and the RT Purchaser entered into Transition Services Agreements (the “TSAs”) for U.S/Europe and Japan. Under the TSAs, we have agreed to provide and receive various services to and from the Purchaser on an arms-length fee-for-service basis for a term of six months as of the date of the TSAs, subject to a renewal term of up to eighteen months. We renewed the TSA for an additional six months after the end of the initial six-month term. Net amounts charged from the Purchaser under the TSAs for the three and six months ended December 31, 2017 are $37 and $32, respectively, and are recorded within operating expenses.

Results associated with the Real-Time business are classified as income from discontinued operations, net of income taxes, in our condensed consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Real-Time business. For the three and six months ended December 31, 2016, income from discontinued operations for our Real-Time business is comprised of the following:

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

	Three Months Ended December 31,	Six Months Ended December 31,
	2016	2016
Revenue	$8,310	$16,307
Cost of sales	3,116	6,395
Gross margin	5,194	9,912
Operating expenses:
Sales and marketing	1,620	3,067
Research and development	962	2,019
General and administrative	209	385
Total operating expenses	2,791	5,471
Operating income	2,403	4,441
Other expense, net	(66)	(18)
Income from discontinued operations before income taxes	2,337	4,423
Provision for income taxes	119	278
Income from discontinued operations	$2,218	$4,145

In accordance with ASC Topic 205-20, Discontinued Operations, additional disclosures relating to cash flow are required for discontinued operations. Cash flow information relating to the Real-Time business for the six months ended December 31, 2016 is as follows:

Six Months Ended December 31, 2016
Operating cash flow data:
Depreciation and amortization	$169
Share-based compensation	49
Provision for (recovery of) excess and obsolete inventories	(37)
Provision for bad debts	-
Foreign currency exchange gains	(70)
Investing cash flow data:
Capital expenditures	(78)

5.	Fair Value Measurements

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

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

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

Our investment portfolio consists of money market funds, U.S. Treasury bills, repurchase agreements and domestic and international commercial paper. Our investment portfolio has an average maturity of three months or less and no investments within the portfolio have an original maturity of one year or more. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as short-term investments. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. We provide fair value measurements disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement. We have no financial assets that are measured on a recurring basis that fall within Level 3 of the fair value hierarchy.

Our financial assets measured at fair value on a recurring basis as of December 31, 2017 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$33,228	$33,228	$-	$-
Money market funds	23,620	23,620	-	-
Commercial paper	699	-	699	-
Cash and cash equivalents	57,547	56,848	699	-

Commercial paper	7,967	-	7,967	-
Short-term investments	7,967	-	7,967	-
	$65,514	$56,848	$8,666	$-

Our financial assets measured at fair value on a recurring basis as of June 30, 2017 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$5,646	$5,646	$-	$-
Money market funds	26,051	26,051	-	-
Commercial paper	4,196	-	4,196	-
Cash and cash equivalents	35,893	31,697	4,196	-

Commercial paper	6,870	-	6,870	-
Short-term investments	6,870	-	6,870	-
	$42,763	$31,697	$11,066	$-

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The following is a summary of available-for-sale securities as of December 31, 2017:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Commercial paper	$7,967	$-	$-	$7,967
Total marketable securities	$7,967	$-	$-	$7,967

The following is a summary of available-for-sale securities as of June 30, 2017:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Commercial paper	$6,870	$-	$-	$6,870
Total marketable securities	$6,870	$-	$-	$6,870

6.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of loss from continuing operations before the (benefit) provision for income taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

United States	$(3,764)	$(1,471)	$(5,136)	$(2,945)
Foreign	-	-	-	-
Loss from continuing operations	$(3,764)	$(1,471)	$(5,136)	$(2,945)

We recorded an income tax benefit of $924 and income tax expense of $14 during the three months ended December 31, 2017 and 2016, respectively and an income tax benefit of $918 and income tax expense $21 during the six months ended December 31, 2017 and 2016, respectively. The components of the (benefit) provision for income taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

United States	$(924)	$14	$(918)	$21
Foreign	-	-	-	-
(Benefit) provision for income taxes	$(924)	$14	$(918)	$21

For both the three and six months ended December 31, 2017, the domestic tax expense is lower than the prior year primarily due to the favorable impact of the Tax Cuts and Jobs Act (enacted on December 22, 2017) on the realizability of our alternative minimum tax credits and lower domestic income as compared to the same periods from the prior year.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Net Operating Losses

As of June 30, 2017, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $71,953 for income tax purposes, of which none expire in fiscal year 2018, and the remainder expire at various dates through fiscal year 2036. As a result of the recognition of a taxable gain on the sale of our Content Delivery business on December 31, 2017, we utilized approximately $17,203 of our federal NOLs during the six months ended December 31, 2017. Our federal NOLs are projected to be approximately $55,686 as of June 30, 2018. With the enactment of the Tax Cuts and Jobs Act, U.S. federal NOLs generated in taxable years ending after December 31, 2017 will have an indefinite carryforward period.

In the first quarter of our fiscal 2018, we completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2017. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. See section below entitled “Tax Asset Preservation Plan” for details regarding steps we have taken to protect the value of our NOLs.

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

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions except the U.S.

United States:

The Tax Cut and Jobs Act was enacted on December 22, 2017.  Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment.  However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions.  The SEC issued Staff Accounting Bulletin (“SAB 118”) on December 22, 2017.  SAB 118 provides registrants with guidance on when and how to report the impact of the law change when all necessary information is not available.

SAB 118 guidance provides that:

1.	If analysis of the impact of the new law is completed by the time the financial statements are issued, then the impact should be included in the financial statements.

2.	If only certain aspects of the new law are completed by the time the financial statements are issued but other aspects and other aspects are incomplete but able to be reasonably estimated, then the registrant should include both the certain aspects and a reasonable estimate of the incomplete aspects in its financial statements. This reasonable estimate should be reported as a “provisional amount” during a “measurement period” not to exceed one year from the date of the enactment of the new law.

3.	If a registrant does not have the necessary information available, prepared, or analyzed for certain aspects of the Tax Cuts and Jobs Act to calculate a provisional amount, then no provisional amounts should be in its financial statements.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

At December 31, 2017, consistent with the above processes, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that only our federal alternative minimum tax (“AMT”) tax credits of $1,138 would be realized. The AMT credit represents a provisional amount that will be finalized upon the filing of our federal income tax return for the year ended June 30, 2017. The filing of this return will occur prior to our fiscal year end which is within the measurement period. Under the Tax Cuts and Jobs Act, AMT tax credits will now become refundable in conjunction with the repeal of the corporate AMT. For tax years beginning after December 31, 2017 and before January 1, 2022, the AMT credit is refundable in an amount equal to 50% (100% for the 2021 tax year) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. This results in the Company receiving its entire AMT credit of $1,138 as a refund no later than fiscal 2022 and as such a valuation allowance is no longer needed for the AMT credit carryforward.  However, in accordance with ASC 740, we recognized a valuation allowance against all other net deferred tax asset items at December 31, 2017.

All Other Jurisdictions:

In all other jurisdictions, we do not have sufficient evidence of future income to conclude that it is more likely than not that we will realize our entire deferred tax inventory. Therefore, we have placed a full valuation allowance on the deferred tax inventory. These jurisdictions include the U.K., Germany, Spain, Hong Kong, and Australia. We re-evaluate our conclusions quarterly regarding the valuation allowance and we will make appropriate adjustments as necessary in the period in which significant changes occur.

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the six months ended December 31, 2017.

Research and Development Tax Credits

During the year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit in the amounts of (1) $719 and $675 for our fiscal year ending June 30, 2016, respectively, and (2) $575 and $540 for our fiscal year ending June 30, 2017, respectively. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within both other current assets and other long-term assets with an offset in both accrued expenses and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (1) reduce other current assets and offset the payroll tax liability and (2) reduce accrued expenses and recognize a reduction of operating expenses.

During the three and six months ended December 31, 2017, we recognized $123 and $279, respectively, of the state of Georgia credit and reduced operating expenses accordingly. As of December 31, 2017, amounts due from the state of Georgia of $541 and $674 are reflected within other current assets and other long-term assets, respectively, and unrecogized income from these credits of $101 and $667 are reflected in accrued expenses and other long-term liabilities, respectively.

Tax Asset Preservation Plan

At our 2016 Annual Meeting of Stockholders held on October 26, 2016, our stockholders adopted a formal amendment to our certificate of incorporation (the “Protective Amendment”) to deter any person acquiring 4.9% or more of the outstanding Common Stock without the approval of our Board in order to protect the value of our NOLs. The Protective Amendment was extended by our stockholders at our 2017 Annual Meeting of Stockholders held on October 25, 2017 and will expire on the earliest of (i) the Board of Directors’ determination that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs because of the amendment or repeal of Section 382 or any successor statute, (ii) the close of business on the first day of any taxable year of CCUR Holdings to which the Board of Directors determines that none of our NOLs may be carried forward (iii) such date as the Board of Directors otherwise determines that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs and (iv) the date of our Annual Meeting of Stockholders to be held during calendar year 2018.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

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

7.	Share-Based Compensation

As of December 31, 2017, we had share-based compensation plans which are described in Note 10 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of December 31, 2017, we had no stock options outstanding and 22,500 restricted shares outstanding. During the six months ended December 31, 2017, no stock options were granted or exercised; however, 30,881 stock options were cancelled. We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Share-based compensation expense included in the consolidated statement of operations:
General and administrative	1,898	177	2,047	348
Total	$1,898	$177	$2,047	$348

A summary of the activity of our time-based, service condition restricted shares during the six months ended December 31, 2017, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2017	440,613	$5.45
Granted	80,400	5.85
Vested	(476,013)	5.46
Forfeited	(22,500)	5.98
Non-vested at December 31, 2017	22,500	$6.18

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

A summary of the activity of our performance-based, service condition restricted shares during the six months ended December 31, 2017, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2017	50,000	$5.49
Vested	(50,000)	5.49
Non-vested at December 31, 2017	-	$-

In conjunction with the sale of our Content Delivery business on December 31, 2017 (see Note 4 – Discontinued Operations), substantially all of the previously non-vested restricted stock awards (including 50,000 performance-based restricted stock awards) were accelerated to vest as a result of a change of control as determined by our Board of Directors resulting in share-based compensation expense of $1,745 for the three months ending December 31, 2017. In January 2018, we allowed for the net settlement of certain of these awards for the payment of payroll taxes due to certain employees. Such net settlement resulted in the Company acquiring 41,565 shares of its common stock for $239 held as treasury stock.

Additionally, one of our independent directors resigned from the Board of Directors, effective on December 31, 2017 (see Note 12 – Commitments and Contingencies – Resignation of Directors) and we accelerated the vesting of 7,500 shares of previously non-vested restricted stock held by that director. This acceleration of vesting resulted in incremental stock compensation expense of $43 during the three months ended December 31, 2017. As of December 31, 2017, 22,500 restricted stock awards granted to our three remaining independent directors in November 2017 remain outstanding and subject to their original time-based vesting schedule.

In conjunction with the resignation of three of our independent directors in July 2017 (see Note 12 – Commitments and Contingencies – Resignation of Directors), we accelerated the vesting of 5,400 shares of restricted stock held by each of the resigning directors. This acceleration of vesting resulted in incremental stock compensation expense of $37 during the six months ended December 31, 2017.

All remaining share-based compensation expense for the three and six month periods ended December 31, 2017 and 2016 resulted from vesting of shares over their respective vesting periods.

8.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. We made matching contributions of $5 and $3 during the three months ended December 31, 2017 and 2016, respectively, and $13 and $12 during the six months ended December 31, 2017 and 2016, respectively.

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three and six months ended December 31, 2017 and 2016:

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net Periodic Benefit Cost
Interest cost	$18	$12	$36	$25
Expected return on plan assets	(2)	(3)	(8)	(7)
Recognized actuarial loss	16	18	41	38
Net periodic benefit cost	$32	$27	$69	$56

We contributed $4 and $3 to our German defined benefit pension plans for the three months ending December 31, 2017 and 2016, respectively, and $7 for each of the six months ending December 31, 2017 and 2016, respectively. We expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2018.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2017	June 30, 2017

Accounts payable, trade	$388	$246
Accrued payroll, vacation and other employee expenses	1,829	1,240
Accrued Content Delivery business estimated working capital settlement and sale transaction expenses	1,473	-
Accrued Real-Time business sale transaction expenses	-	1,767
Unrecognized income from research and development tax credits	101	566
Accrued income taxes	509	415
Dividend payable	346	60
Other accrued expenses	183	227
	$4,829	$4,521

10.	Dividends

During the six months ended December 31, 2017, our Board approved quarterly cash dividends as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 12, 2017	September 26, 2017	Quarterly	$0.12	$1,187
December 14, 2017	December 28, 2017	Quarterly	$0.12	1,191
			Total	$2,378

As a result of the sale of our Content Delivery business on December 31, 2017 (see Note 4 – Discontinued Operations) and the acceleration of vesting of substantially all of the previously non-vested restricted stock awards, substantially all of our accrued dividends payable are classified as a currently payable as of December 31, 2017.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

	December 31	June 30,
Dividends Payable	2017	2017
Current	$346	$60
Non-current	2	225
	$348	$285

For the six months ended December 31, 2017, $8 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

11.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of taxes, for the six months ended December 31, 2017:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2017	$(1,345)	$(1,545)	$(2,890)
Other comprehensive income before reclassifications	(139)	21	(118)
Amounts reclassified from accumulated other comprehensive income (loss)	41	-	41
Net current period other comprehensive income (loss)	(98)	21	(77)
Balance at December 31, 2017	$(1,443)	$(1,524)	$(2,967)

12.	Commitments and Contingencies

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee’s base salary then in effect. At December 31, 2017, the maximum contingent liability under these agreements is $247.

On January 30, 2018, the Company entered into a “First Amendment to Employment Agreement” with its CFO (the “First Amendment”) amending certain terms of the Employment Agreement entered into with its CFO on May 15, 2017. Pursuant to the First Amendment, the CFO’s employment will run through December 31, 2018 unless it is terminated earlier in accordance with the Employment Agreement. In the event of the CFO’s termination without “due cause” (as defined in the Employment Agreement), he will be entitled to receive a severance package consisting of (i) salary continuation payments for a period of twelve (12) months from the date of such termination at his most recent salary rate, (ii) the amount, if any, paid as an annual bonus in the year preceding termination, and (iii) COBRA continuation coverage under the Company’s hospitalization and medical plan and for the 12-month period following termination, he and his eligible dependents at the time of termination will be eligible to continue coverage at the same premium charged to active employees.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

As a part of the First Amendment, the Company acknowledged the occurrence of a “change of control” (as defined in the Company’s 2011 Stock Incentive Plan) on December 31, 2017. Pursuant to the First Amendment, if within one year after a “change of control” the CFO’s employment is terminated by the Company (other than for Due Cause, death or Continuing Disability), subject to executing an irrevocable release, the CFO will be entitled to receive a severance package consisting of (i) salary continuation payments for a period of twelve (12) months from the date of such termination, at his most recent salary rate, (ii) the amount, if any, paid as an annual bonus in the year preceding his termination and (iii) COBRA continuation coverage under the Company’s hospitalization and medical plan and for the 12-month period following termination he and his eligible dependents at the time of termination will be eligible to continue coverage at the same premium charged to active employees.

As a part of the First Amendment, if the CFO has a constructive termination of his employment without Due Cause during the term of the Employment Agreement, as amended, or within one year of a “change of control” (as defined in the Company’s 2011 Stock Incentive Plan), subject to executing an irrevocable release, the CFO will be entitled to receive a severance package consisting of (i) salary continuation payments for a period of (A) nine (9) months in the event that the CFO provides written notice of a constructive termination to the Company prior to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, or (B) twelve (12) months in the event that the CFO provides written notice of a constructive termination to the Company at any time during the period commencing on the day following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and ending on December 31, 2018, in either instance at his most recent salary rate, (ii) the amount, if any, paid as an annual bonus in the year preceding the CFO’s termination, and (iii) COBRA continuation coverage under the Company’s hospitalization and medical plan and for the 9-month or 12-month period, as the case may be, following termination he will be eligible to continue coverage, including his eligible dependents at the time of termination, at the same premium charged to active employees.

Separation of Chief Executive Officer

On December 31, 2017, the Company and its then president and CEO, Derek Elder, entered into a Separation and Consulting Agreement and General Release of Claims (the “Separation Agreement”), whereby his role as president and CEO of the Company terminated and he ceased to be a member of the Board of Directors and all committees thereof, effective on December 31, 2017. Mr. Elder’s separation from the Company did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to our operations, policies or practices. Under the Separation Agreement, Mr. Elder received the following payments in January 2018, all less applicable tax withholdings and deductions: (i) a lump sum cash severance payment of $558; (ii) $180, which equals the pro-rated portion of the maximum award payable to him under our annual incentive plan for the Company’s 2018 fiscal year; (iii) $19, which represents the difference between his monthly COBRA premium for himself and his eligible dependents who were covered under the Company’s hospitalization and medical plan as of December 31, 2017 and the monthly premium that an active employee would pay for the same coverage as of December 31, 2017, multiplied by 12 and grossed up for estimated taxes; and (iv) the previously approved and announced $200 bonus payable on closing of the transaction with Vecima. In addition, all of Mr. Elder’s outstanding restricted stock awards and performance-based stock awards became fully vested on December 31, 2017 in accordance with the terms of the Company’s Amended and Restated 2011 Stock Incentive Plan.

Pursuant to the Separation Agreement, Mr. Elder will provide consulting services to the Company through December 31, 2018, unless the consulting term is terminated earlier in accordance with the terms of the Separation Agreement. As consideration for the consulting services, Mr. Elder will receive: (i) one payment of $218 on or about July 1, 2018; and (ii) an aggregate of $218 payable in six (6) substantially equal monthly installments during the period beginning on July 1, 2018 through December 31, 2018. In addition, Mr. Elder will be eligible to receive an “Incentive Transaction Bonus” (as defined in the Separation Agreement) upon the consummation of any acquisition of any entity or business (as defined in the Separation Agreement, a “Sourced Business”) by the Company that he sourced and introduced to the Company during the consulting term and is consummated on or before the 90th day following the termination of the consulting term (as defined by the Separation Agreement, a “Sourced Transaction”). The Incentive Transaction Bonus will equal the sum of (i) 1% of the total consideration paid by us for the Sourced Business in the Sourced Transaction and (ii) 7.5% of the Net Asset Value (as defined in the Separation Agreement) of a subsequent sale of the Sourced Business by the Company that is consummated on or before the 5th anniversary of the closing of the Sourced Transaction. Each portion of the Incentive Transaction Bonus shall be paid in a lump sum cash payment no later than thirty (30) days following the consummation of the applicable transaction.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The consideration to the CEO under the Separation Agreement is in lieu of any change of control or other consideration payable to him under his existing employment agreement. The Separation Agreement contains a general release of claims against us and other “Released Parties” by the CEO and a covenant not to sue such Released Parties. Pursuant to the Separation Agreement, the CEO is required to comply with certain restrictive covenants regarding nondisclosure of Company information, non-disparagement, non-competition and non-solicitation of our customers and employees.

Resignation of Directors

As reported in our Current Report on Form 8-K filed on July 14, 2017, three of our independent directors resigned from our Board of Directors and all committees, effective as of July 14, 2017. In connection therewith, the Board approved a reduction in the size of the Board of Directors from seven (7) to four (4) directors. The resignations of such directors did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to the Company’s operations, policies or practices. In connection with these resignations, we agreed to accelerate the vesting of 5,400 shares of restricted stock held by each of the resigning directors (including an aggregate of $7 of accrued dividends released upon the acceleration of the vesting of the restricted stock), and to make a one-time payment to each of the resigning directors of $52, which includes unpaid meeting fees through the date of resignation. Additionally, as reported in our Current Report on Form 8-K filed on July 31, 2017, the Board approved an increase in the size of the Board of Directors from four (4) to five (5) members and added one new independent director.

Another independent director, Robert Pons, tendered his resignation from the Board of Directors and all committees thereof effective December 31, 2017. The resignation of Mr. Pons did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to our operations, policies or practices. In connection his release of any claims against us, we agreed to accelerate the vesting of 7,500 shares of restricted stock held by Mr. Pons as of December 31, 2017.

In connection with Mr. Pons’ resignation from the Board of Directors, we entered into a Consulting Agreement (the “Consulting Agreement”) with Spartan Advisors, Inc. (“Spartan”), a corporation owned and controlled Mr. Pons. Pursuant to the Consulting Agreement, Spartan will provide consulting services to us as reasonably requested by the Board of Directors, which services shall include identifying and presenting investment opportunities to the Company within the parameters provided by the Board from time to time. During the term of the Consulting Agreement, which will run from January 1, 2018 through December 31, 2018 unless terminated earlier in accordance with its terms, Spartan will be paid an aggregate of $85,000 in twelve monthly installments. Spartan will also be eligible to receive an “Incentive Transaction Bonus” (as defined in the Consulting Agreement upon the consummation of any acquisition (as defined in the Consulting Agreement, a “Sourced Transaction”) of an entity or business (as defined in the Consulting Agreement, a “Sourced Business”) by us that Spartan sourced and introduced to us during the term of the Consulting Agreement. Any transaction bonus payable to Spartan will equal the sum of (i) 1% of the total consideration paid by us for the Sourced Business in the Sourced Transaction and (ii) 7.5% of the “Net Asset Value” (as defined in the Consulting Agreement) of any subsequent sale of the Sourced Business by the Company. Each portion of the Incentive Transaction Bonus shall be paid in a lump sum cash payment no later than thirty (30) days following the consummation of the applicable transaction. Spartan will also receive 7,500 shares of restricted units of common stock of the Company, which will vest in equal installments on the first, second, and third anniversary of the Consulting Agreement.

13.	Subsequent Events

Notification of Potential Nasdaq Stock Market delisting

On January 4, 2018, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that it believes that we no longer have an operating business following the closing of the sale of the Content Delivery business assets and as a consequence the Nasdaq Listing Qualifications Department considers us a “public shell” under Nasdaq criteria. As such, the Nasdaq Listing Qualifications Department determined that the continued listing of our common stock on the Nasdaq Global Market is no longer warranted. We dispute the Nasdaq’s determination and have taken the necessary steps to appeal the Nasdaq Listing Qualifications Department’s determination to delist our securities by requesting a hearing before a Nasdaq Listing Qualifications Panel (the “Listing Panel”) and tendering the appropriate fee. Our common stock will continue to trade on the Nasdaq Global Market until our appeal is adjudicated before the Listing Panel. There can be no assurances that our appeal will be successful. During the pendency of the Company’s appeal of the Nasdaq Listing Qualifications Department’s determination, the Board of Directors of the Company and its subcommittee constituted by the Board of Directors to evaluate options to maximize the value of our remaining assets (the “Investment Committee”) will continue to evaluate options to maximize the value of the Company’s assets, including opportunities to invest in or acquire one or more operating businesses that provide opportunities for appreciation in value. A hearing before the Listing Panel is scheduled for February 15, 2018 and we expect a decision from the Listing Panel within or up to thirty (30) days of the hearing.

CCUR HOLDINGS, INC.

(formerly Concurrent Computer Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Interim CEO and New Director Appointment

Effective February 8, 2018 and upon recommendation of the Nominating Committee, the Board appointed David Nicol to serve on the Board until the 2018 annual meeting of stockholders of the Company (the “2018 Meeting”). The Board intends to nominate Mr. Nicol for election as an independent director of the Company and recommend in favor of his election by stockholders at the 2018 Meeting. The Board also appointed Mr. Nicol as (i) Audit Committee Chairman and Audit Committee Financial Expert, replacing Wayne Barr, Jr. in those positions, and (ii) as a member of the Compensation and Nominating committees. Mr. Nicol will receive the non-employee director compensation designated for directors and the Audit Committee Chairman as outlined in the Company’s 2017 annual proxy and an additional grant of 7,500 in restricted stock awarded to directors on February 8, 2018 with restrictions lapsing in equal installments on the anniversary of the grant date over a three-year period.

Mr. Nicol is a seasoned board director and advisor for technology-based businesses. He currently serves on the board of directors for two private companies and on the board of a public company, Evolving Systems, Inc., for which he chairs both the Audit and Compensation committees. Mr. Nicol is an active member of the National Association of Corporate Directors and Financial Executives International, and is a qualified SEC/NYSE Audit Committee Expert. Since 2015 he has been on the faculty in the Finance Department at the Bloch School of Management at UMKC. From 2012 through 2014, Mr. Nicol was President/COO of a security innovation company that has since been acquired. Prior to that assignment, he was a consultant to several companies, each subsequently acquired by listed companies. From 2006 through 2009, he was EVP/Chief Financial Officer for Solutionary, a managed IT security services provider, since acquired by NTT Security. Prior to 2006, he held numerous senior executive positions focused on operations, strategy, product management and business development at communication and technology service companies, which included F500 companies as well smaller earlier stage/growth companies. Mr. Nicol holds a B.Sc. from Ohio State University, an M.A. from Case Institute of Technology, and a Ph.D. from Case Western Reserve University.

On February 13, 2018, Mr. Wayne Barr, Jr. most recently the Chairman of the Board, was appointed to a new position as Executive Chairman, CEO and President of the Company on an interim basis to fill the vacancy left after the departure of the Company’s former CEO and President on December 31, 2017. As a result of his new appointment, the Board determined that Mr. Barr will not be considered an independent director during the corresponding interim period. As such, effective upon his appointment on February 13, 2018, Mr. Barr resigned from his memberships on the Audit, Compensation and Nominating committees. Mr. Barr will remain as a member of the Investment Committee.

In his capacity as Executive Chairman, Mr. Barr will continue to serve as and execute the duties of the Chairman of the Board as set forth in the Company’s by-laws and Corporate Governance Guidelines. In his capacity as CEO and President, Mr. Barr shall perform, on a consultant basis, the senior executive officer and managerial job duties customary to such position, in light of the Company’s post-sale structure and as necessary to the operations of the Company and other duties as may be assigned from time to time by the Board.

During the period in which he serves as Executive Chairman, CEO, and President of the Company, Mr. Barr shall be paid $15,000 in monthly installments for his services to the Company. Such compensation is in lieu of the previously disclosed annual cash compensation that would have been payable to Mr. Barr for his service as a director, Chairman of the Board, and Chair of the Audit Committee, which totaled $47,500 annually and was payable in quarterly installments. Mr. Barr’s total compensation for his interim service shall consist of: (i) $15,000 in monthly installments during the interim period, (ii) a Non-Qualified Stock Option, as defined in the Company’s 2011 Amended and Restated Stock Incentive Plan (the “Stock Plan”), for the purchase of fifteen thousand (15,000) shares of the Company’s common stock, $.01 par value (the “Stock”); such grant shall occur on and at an option price per share equal to the closing market price on the second business day following the Company’s earnings release and shall vest and become exercisable in equal installments on the anniversary of the grant date over a three-year period (the “Granted Stock Option”), (iii) reimbursement by the Company for all reasonable out-of-pocket expenses incurred in accordance with the policies and procedures established by the Company for its senior executives and (iv) any long-term incentive awards granted to directors, specifically including an award of 7,500 shares of restricted stock awarded to directors on February 8, 2018, with restrictions lapsing in equal installments on the anniversary of the grant date over a three-year period.

Upon (i) the Board’s termination of Mr. Barr’s service as CEO and President of the Company, which shall not include termination based on (a) Mr. Barr’s resignation unless such resignation is in conjunction with or conditioned on the Company’s purchase of a significant operating asset or a sale or merger of the Company or (b) the Board’s finding of Due Cause or (ii) upon a “change of control” as defined in the Stock Plan, the Granted Stock Option shall accelerate and become immediately vested and exercisable. The term "Due Cause", as used herein, shall mean that (a) Mr. Barr has committed a willful serious act, such as (but not limited to) embezzlement, against the Company intended to enrich himself at the expense of the Company or has been convicted of a felony, or of a misdemeanor involving moral turpitude; (b) Mr. Barr has (i) willfully or grossly neglected his duties hereunder, (ii) committed a material violation of the Company’s policies or procedures, or (iii) intentionally failed to observe specific lawful directives or policies of the Board of Directors; (c) Mr. Barr undertook to provide any chief executive officer certification required under the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") without taking reasonable and appropriate steps as outlined by the Company’s audit committee to determine whether the certification was accurate; or (d) Mr. Barr’s failure to fulfill any of his duties under, or violation of any provision of, the Sarbanes-Oxley Act, including, but not limited to, failure to establish and administer effectively systems and controls as outlined by the Company’s audit committee necessary for compliance with the Sarbanes-Oxley Act.

During his service as Executive Chairman, CEO and President of the Company Mr. Barr shall not participate in the Company’s bonus or benefits programs for senior executives other than as set forth above. Upon termination of Mr. Barr’s interim service as CEO and President of the Company, it is the Board’s intention that Mr. Barr will continue to serve on the Board and stand for election at the 2018 Meeting.

Other than the notification of potential Nasdaq Global Market delisting described above and agreements entered into with our CFO and former independent director discussed in Note 12, we have evaluated subsequent events through the date these financial statements were issued and determined that there were no other material subsequent events that require recognition or additional disclosure in our consolidated financial statements.

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

References herein to “CCUR Holdings,” the “Company,” “we,” “our” or “us” refer to CCUR Holdings, Inc. and its subsidiaries unless the context specifically indicates otherwise.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the SEC on September 20, 2017.

Overview

On December 31, 2017, we completed the sale of our Content Delivery business to Vecima. Prior to this transaction, we sold streaming, video processing and storage products and services to media service providers to support consumer-facing video applications including live broadcast video, video-on-demand and time-shifted television services such as cloud-based digital video recording.

In May 2017, we sold our Real-Time business to the RT Purchaser. The Real-Time business provided real-time Linux operating system variants, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. Prior to the sale, we sold our Real-Time business products to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

Having divested both our Real-Time and Content Delivery businesses, we are now in the process of evaluating opportunities intended to maximize the value of our remaining assets, which consist primarily of cash and cash equivalents, short term investments, escrow funds receivable, and approximately $ 56 million in U.S. federal net operating loss carryforwards. This process includes the evaluation of opportunities to invest in or acquire one or more operating businesses intended to provide appreciation in value, thereby enhancing the Company’s liquidity, and potentially allowing us greater ability to utilize existing net operating loss carryforwards. If the Investment Committee is unable to identify a suitable acquisition target that is appropriately valued, we may consider alternatives for returning capital to stockholders while we wind up our affairs. If we wind up our affairs and liquidate under applicable law, our net operating loss carryforwards will be forfeited. Our operating expenses during this evaluation period are limited to the cost of three employees, supported by former employees providing IT and accounting support under a transition services agreement with Vecima, audit and tax fees, legal fees, board of directors’ fees, fees to third parties engaged to find suitable investment targets, and various other expenses associated with maintaining our public filings.

Results of our Content Delivery and Real-Time businesses are retrospectively reflected as discontinued operations in our consolidated financial statements for all periods presented (see Note 4 to the condensed consolidated financial statements).

Recent Events

Pursuant to the Escrow Agreement we entered into with Vecima on December 15, 2017, we received $29.02 million on the December 31, 2017 closing date, based upon the agreed upon sale price, which included $1.47 million for previously estimated working capital expected to transfer to Vecima above an agreed upon working capital target. Under the CDN APA, we may receive additional consideration, or be required to return a portion of the consideration received on the closing date based on a final determination of the business’ net working capital as of the closing date. Pursuant to our Escrow Agreement with Vecima, $1.45 million of the purchase price (not included above) will be held by SunTrust Bank as security for our indemnification obligations to Vecima under the CDN APA, which amount will be released to us on or before December 31, 2018 (less any portion used to make indemnification payments to Vecima).

The closing of the sale of the Content Delivery business to Vecima resulted in a “change in control” under our Amended and Restated 2011 Stock Incentive Plan. As a result, we have recognized the acceleration of the vesting and the lapse of restrictions on all restricted stock granted under our Amended and Restated 2011 Stock Incentive Plan and payment of any associated accrued dividends in connection with the consummation of the sale of the Content Delivery business to Vecima.

On December 31, 2017 we entered into a Separation and Consulting Agreement and General Release of Claims with Derek Elder, whereby Mr. Elder’s role as president and chief executive officer of the Company terminated and he ceased to be a member of our Board of Directors and all committees thereof, effective on December 31, 2017. Mr. Elder’s separation from the Company did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to the Company’s operations, policies or practices. In addition, as described more fully in Item 1, Section 12 herein, on December 31, 2017, an independent member of our Board of Directors, Robert Pons, tendered his resignation from the Board of Directors and all committees thereof. Mr. Pons’ resignation from the Board of Directors did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to the Company’s operations, policies or practices.

On January 2, 2018, we changed our Company name to “CCUR Holdings, Inc.” We currently trade on the Nasdaq stock market under the same “CCUR” symbol and have launched a new website located at www.ccurholdings.com.

On January 4, 2018, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that it believes that we no longer have an operating business following the closing of the sale of the Content Delivery business assets and as a consequence we are now considered by the Nasdaq to be a “public shell” under Nasdaq criteria and as such, the continued listing of our common stock on the Nasdaq Global Market is no longer warranted. We dispute the Nasdaq’s determination and have taken the necessary steps to appeal the Nasdaq Listing Qualifications Department’s determination to delist our securities by requesting a hearing before a Nasdaq Listing Qualifications Panel (the “Listing Panel”) and tendering the appropriate fee. Our common stock will continue to trade on the Nasdaq Global Market until our appeal is adjudicated. There can be no assurances that our appeal will be successful. During the pendency of the Company’s appeal of the Nasdaq Listing Qualifications Department’s determination, the Board of Directors of the Company and the Investment Committee will continue to evaluate options to maximize the value of the Company’s assets, including opportunities to invest in or acquire one or more operating businesses that provide opportunities for appreciation in value. A hearing before the Listing Panel of The Nasdaq Stock Market is scheduled for February 15, 2018 and we expect to receive a decision from the Listing Panel within or up to thirty (30) days of the hearing.

On February 8, 2018, the Board of Directors appointed Mr. David Nicol as a new board member and appointed Mr. Nicol as Audit Committee Chairman, and Audit Committee Financial Expert, replacing Wayne Barr, Jr. in those positions, and as a member of the Compensation and Nominating committees. Mr. Nicol is a seasoned Board Director and advisor for technology-based businesses who currently serves on three other boards, two privately held and one public, the latter for which he chairs both Audit and Compensation Committees. Mr. Nicol is an active member of the National Association of Corporate Directors and Financial Executives International.

On February 13, 2018, Mr. Wayne Barr, most recently the Chairman of the Board, was appointed to a new position as Executive Chairman, President and CEO of the Company on an interim basis to fill the vacancy left after the departure of the Company’s former CEO and President on December 31, 2017. In connection with Mr. Barr’s new interim role, he resigned from his memberships on the Audit, Compensation and Nominating committees. Mr. Barr will continue to serve on the Investment Committee and in his capacity as Executive Chairman, Mr. Barr will continue to serve as and execute the duties of the Chairman of the Board. In his capacity as CEO and President, Mr. Barr shall perform, on a consultant basis, the senior executive officer and managerial job duties customary to such position.

Results of Operations for the Three months ended December 31, 2017 Compared to the Three months ended December 31, 2016

General and Administrative. General and administrative expenses were $3.9 million for the three months ended December 31, 2017, an increase of $2.4 million, or 160.7%, from $1.5 million for the prior year period. This increase was primarily due to (1) $1.8 million in share-based compensation expenses resulting from the acceleration of vesting of restricted share awards due to the sale of our Content Delivery business on December 31, 2017 (2) $0.9 million in severance related to our former CEO and another employee, and (3) $0.5 million in bonuses related to the completion of the sale of our Content Delivery business. These cost increases were partially offset by $0.4 million lower legal fees related to prior year share-holder activism activity and $0.2 million of prior year strategic costs, as well as $0.2 million less in salaries wages and benefits resulting from efforts to reduce our operating costs. Following the close of the Content Delivery business during the three months ended December 31, 2017, which generated the aforementioned one-time transaction costs, we anticipate our operating expenses to be significantly lower in remaining quarters of our fiscal year 2018. We have reduced our staff to minimal levels while we look for strategic investment opportunities.

Other Income, net. Other income in both periods is comprised primarily of interest income and realized gains on short-term investments. Other income, net increased in the current period relative to the prior period due to our increase in cash and short-term investments as a result of the sale of our Real-Time business in May 2017.

(Benefit) Provision for Income Taxes. We recorded a consolidated income tax benefit of $0.9 million for the three months ended December 31, 2017 compared to a less than $0.1 million consolidated income tax expense in the prior year period. The domestic income tax benefit in the current period was primarily due to the favorable impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, specifically regarding refundability of previously paid alternative minimum tax incurred in the current and prior year periods.

Loss from Continuing Operations. Our loss from continuing operations for the three months ended December 31, 2017 was $2.8 million, or $0.30 loss per basic and diluted share, compared to a net loss for the three months ended December 31, 2016 of $1.5 million, or $0.16 loss per basic and diluted share.

Income from Discontinued Operations, Net of Income Taxes. We sold our Content Delivery business on December 31, 2017 and our Real-Time business in May 2017. As a result, the $22.7 million of income from discontinued operations, net of income taxes includes a $22.6 gain on the sale of our Content Delivery business during the three months ended December 31, 2017.

We recorded $0.7 million of income tax expense within our Discontinued Operations during the three months ended December 31, 2017. This income tax expense is primarily related to U.S. State income tax expense and foreign income tax expense in jurisdictions where we do not have available NOLs. We have adequate federal net operating loss carryforwards (“NOLs”) to offset the taxable income generated by the sale of our Content Delivery business during the three months ended December 31, 2017; however we do not have adequate State NOLs to offset all of our taxable state income generated by the sale of our Content Delivery business.

Results of Operations for the Six months ended December 31, 2017 Compared to the Six months ended December 31, 2016

General and Administrative. General and administrative expenses were $5.3 million for the six months ended December 31, 2017, an increase of $2.4 million, or 79.6%, from $3.0 million for the prior year period. This increase was primarily due to (1) $1.8 million in share-based compensation expenses resulting from the acceleration of vesting of restricted share awards due to the sale of our Content Delivery business on December 31, 2017 (2) $0.9 million in severance related to our former CEO and another employee, and (3) $0.5 million in bonuses related to the completion of the sale of our Content Delivery business. These cost increases were partially offset by $0.4 million lower legal fees related to prior year share-holder activism activity and $0.2 million of prior year strategic costs, as well as $0.3 million less in salaries wages and benefits resulting from efforts to reduce our operating costs. Following the close of the Content Delivery business during the six months ended December 31, 2017, which generated the aforementioned one-time transaction costs, we anticipate our operating expenses to be significantly lower in remaining quarters of our fiscal year 2018. We have reduced our staff to minimal levels while we look for strategic investment opportunities.

Other Income, net. Other income in both periods is comprised primarily of interest income and realized gains on short-term investments. Other income, net increased in the current period relative to the prior period due to our increase in cash and short-term investments as a result of the sale of our Real-Time business in May 2017.

(Benefit) Provision for Income Taxes. We recorded a consolidated income tax benefit of $0.9 million for the six months ended December 31, 2017 compared to a less than $0.1 million consolidated income tax expense in the prior year period. The domestic income tax benefit in the current period was primarily due to the favorable impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, specifically regarding refundability of previously paid alternative minimum tax incurred in the current and prior year periods.

Loss from Continuing Operations. Our loss from continuing operations for the six months ended December 31, 2017 was $4.2 million, or $0.45 loss per basic and diluted share, compared to a net loss for the six months ended December 31, 2016 of $3.0 million, or $0.32 loss per basic and diluted share.

Income from Discontinued Operations, Net of Income Taxes. We sold our Content Delivery business on December 31, 2017 and our Real-Time business in May 2017. As a result, the $23.0 million of income from discontinued operations, net of income taxes includes a $22.6 gain on the sale of our Content Delivery business during the three months ended December 31, 2017.

We recorded $0.6 million of income tax expense within our Discontinued Operations during the six months ended December 31, 2017. This income tax expense is primarily related to U.S. State income tax expense and foreign income tax expense in jurisdictions where we do not have available NOLs. We have adequate federal net operating loss carryforwards (“NOLs”) to offset the taxable income generated by the sale of our Content Delivery business during the six months ended December 31, 2017; however we do not have adequate State NOLs to offset all of our taxable state income generated by the sale of our Content Delivery business.

Liquidity and Capital Resources

As a result of the sale of our Content Delivery business on December 31, 2017, our future liquidity will be affected by, among other things:

•	our future access to capital;

•	our exploration and evaluation of strategic alternatives;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the use of cash to dividends;

•	maintaining our listing on the Nasdaq stock market; and

•	potential liquidation of the company pursuant to an organized plan of liquidation.

Uses and Sources of Cash

We used $3.6 million and generated $1.6 million of cash from operating activities during the six months ended December 31, 2017 and 2016, respectively. Operating cash flows during the six months ending December 31, 2017 were primarily attributable the timing of payments made against our accounts payable to settle the previous quarter’s transaction costs related to the sale of our Real-Time business, inventory purchases and accrued compensation. Operating cash flows during the six months ended December 31, 2016 were primarily attributable to the collection of accounts receivable for sales shipped late in the prior year, offset by the current period net loss and the timing of payments made against our accounts payable to settle the previous year’s inventory purchase and other obligations.

We invested $0.3 million and $0.5 million in property and equipment during the six months ended December 31, 2017 and 2016, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development groups and (2) demonstration systems used by our sales and marketing group. We have no plans for material capital expenditures for the remaining periods of our 2018 fiscal year.

We had maturities of $8.9 million of previously invested short-term investments and reinvested $10.0 million in short-term investments during the six months ended December 31, 2017. We moved cash to these short-term investments in the third quarter of fiscal year 2017 so that we may earn a higher return than we had previously earned with our cash and cash equivalent balances. Our short-term investments consist of highly liquid commercial paper and U.S. Treasury bills and have original maturities of more than 3 months but no more than 12 months. We plan to invest the proceeds from the sale of our Content Delivery business in additional short-term investments to improve our return on invested funds.

We paid two quarterly cash dividends, each for $0.12 per share, during each of the six months ended December 31, 2017 and 2016. During both the six months ended December 31, 2017 and 2016, we also paid less than $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each period. In January 2018, as a result of the acceleration of vesting of substantially all of our previously unvested restricted stock triggered by the sale of our Content Delivery business, we paid $346 of previously accrued dividends in January 2018. In the six months ended December 31, 2017, the additional amount paid includes payments of dividends to three of our independent directors who resigned during the period. On October 27, 2017, we announced the Board of Directors’ decision to suspend future dividends after the payment of the December 2017 quarterly dividend while the Board of Directors and the Investment Committee consider potential acquisition targets and alternative uses of our remaining assets. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Although we do not have any outstanding debt or borrowing facilities in place at December 31, 2017, we periodically review the need for credit arrangements. Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

We had working capital (current assets less current liabilities) of $65.0 million and $65.5 million of cash, cash equivalents and short-term investments at December 31, 2017, compared to working capital of $45.3 million and $42.3 million cash, cash equivalents and short-term investments at June 30, 2017. At December 31, 2017, we had no material commitments for capital expenditures.

As of December 31, 2017, approximately $0.1 million, or less than 1% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of December 31, 2017.

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Most of our critical accounting policies and estimates have been impacted by the sale of our Content Delivery business on December 31, 2017.

Recent Accounting Guidance

See Note 2 – Recent Accounting Guidance to our accompanying condensed consolidated financial statements for a full description of recent accounting standards including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, our potential liability for any purchase price adjustment or indemnification claim related to the sale of the Real-Time business or Content Delivery business and the timing of release of amounts subject to escrow in connection with either transaction; the ability of the Board of Directors and Investment Committee to identify a suitable acquisition target and the company’s ability to consummate a transaction with such target; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to successfully appeal the Nasdaq Listing Qualifications Department’s notice of delisting, the Company’s ability to compete with experienced investors in the acquisition of one or more businesses, changes in and related uncertainties caused by changes in applicable tax laws, the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; global terrorism; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters; the process of evaluation of strategic alternatives; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors that could cause actual results to differ from any forward-looking statements made in this report are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and the section titled “Risk Factors Relating to the Proposal to Approve the Asset Sale” in our Definitive Proxy Statement filed on November 6, 2017.

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

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments. We maintain a small amount of cash balances in foreign countries. Our most significant foreign currency exposure relates to the U.K. and Germany. We do not hedge against fluctuations in exchange rates.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

We conducted an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation. However, we are, from time to time, party to various routine legal proceedings arising out of our business. See Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for additional information about legal proceedings.

Item 1A.	Risk Factors

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and in “Risk Factors Relating to the Proposal to Approve the Asset Sale” of our Definitive Proxy Statement filed on November 6, 2017. Except as discussed below, there have been no material changes to our risk factors as previously disclosed.

The amount of net proceeds that we receive from the sale of the Content Delivery business and Real-Time business remains subject to uncertainties.

Pursuant to the CDN APA, the purchase price payable by Vecima is subject to adjustment based on a net working capital target of $2.64 million. In addition, $1.45 million of the purchase price payable by Vecima at closing has been placed into escrow and is subject to loss, in whole or in part after the closing, if Vecima successfully asserts claims for indemnification pursuant to the indemnification provisions of the CDN APA. Furthermore, we may have unforeseen liabilities and expenses that must be satisfied from the after-tax net proceeds of the Content Delivery business sale, leaving less to fund our remaining operations. In addition, $2 million of the purchase price payable by the RT Purchaser at closing of the sale of the Real-Time business was placed into escrow and remains subject to loss, in whole or in part, if the RT Purchaser successfully asserts claims for indemnification pursuant to the indemnification provisions of the Real-Time APA.

Stockholders are not guaranteed any of the proceeds from the sales of the Content Delivery and Real-Time businesses.

Our Board of Directors has instructed the Investment Committee to evaluate options to maximize the value of our remaining assets, including identifying potential opportunities to invest in or acquire one or more operating businesses that provide opportunities for appreciation in value. If the Investment Committee is unable to identify a suitable acquisition target that is appropriately valued, we may consider alternatives for returning capital to stockholders while we wind up our affairs. If we wind up our affairs and liquidate under applicable law, our net operating loss carryforwards will be forfeited.

Management and the Board of Directors could spend or invest the Company’s capital in ways with which our stockholders may not agree.

Our management could spend or invest the Company’s capital in ways with which our stockholders may not agree. Management and the Board of Directors may authorize such spending or investment without seeking stockholder approval. The investment of these proceeds may not yield a favorable return. We are, in the context of current cash balance, seeking to increase our investment yields from a historic rate of 1% to 1.5%. Investments which yield a higher return also subject us to incremental risk over government securities other existing investments.

There can be no assurances that we will be successful in reinvesting the Company’s assets.

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

In addition, we will incur operating expenses, resulting from payroll, rent and other overhead and professional fees, while we are evaluating opportunities to invest the proceeds of the sales of the Content Delivery and Real-Time businesses.

We may consider potential acquisition candidates in different industries, and stockholders may have no basis at this time to ascertain the merits or risks of any business that we may ultimately operate.

Our business strategy contemplates the potential acquisition of one or more operating businesses or other investments that we believe will provide better returns on equity than our previous businesses and we are not limited to acquisitions of and/or investments in any particular industry or type of business. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately affect a business combination or other investment. Although we will seek to evaluate the risks inherent in a particular investment or acquisition opportunity, we cannot assure stockholders that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We may pursue business combinations or investments that do not require stockholder approval and, in those instances, stockholders will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction.

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

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur indebtedness, we may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

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

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

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

We may be unsuccessful in appealing the failure to satisfy the continued listing standards of The NASDAQ Global Market.

On January 4, 2018, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that it believes that we no longer have an operating business following the closing of the sale of the Content Delivery business assets and as a consequence we are now considered by the Nasdaq to be a “public shell” under the Nasdaq criteria. As such, the Nasdaq Listing Qualifications Department determined the continued listing of our common stock on the Nasdaq Global Market is no longer warranted. We dispute the Nasdaq’s determination and have taken the necessary steps to appeal the Nasdaq Listing Qualifications Department’s determination to delist our securities by requesting a hearing before a Nasdaq Listing Qualifications Panel (the “Listing Panel”) and tendering the appropriate fee. Our common stock will continue to trade on the Nasdaq Global Market until our appeal is adjudicated before the Listing Panel. There can be no assurances that our appeal will be successful. In the event that we are unable to satisfy the continued listing standards of the Nasdaq Global Market, our common stock may be delisted from that market. Any delisting of our common stock from the Nasdaq Global Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations. A hearing before the Listing Panel is scheduled for February 15, 2018 and we expect a decision from the Listing Panel within or up to thirty (30) days of the hearing.

We will be unable to compete with the Content Delivery business or the Real-Time business for a period of three years after the date of the closing of the sale of each respective business.

Upon with the closing of the sale of the Content Delivery business and the closing of the sale of the Real-Time business, we agreed to be bound by restrictive covenants for a period of three years following the closing of each respective transaction, which provide that until the third anniversary following the applicable transaction closing, we will not:

•	engage in any activity that competes with the Content Delivery business as it was conducted by us prior to the closing of the sale of the Content Delivery business or the Real-Time business as it was conducted by us prior to the closing of the sale of the Real-Time business;

•	solicit or recruit any employees transferred to Vecima or the RT Purchaser; or

•	own, manage, operate, assist, invest in or acquire any person or entity that competes with the Content Delivery business or the Real-Time business (except for ownership of 5% or less of the outstanding securities of a publicly traded entity).

The CDN APA may expose us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify Vecima for breaches of any representation, warranty, or covenant made by us in the CDN APA, for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. Indemnification claims by Vecima would reduce the amount of the escrow that we receive and could have a material adverse effect on our financial condition. Other than in the event of fraud or willful misconduct, we will not be obligated to indemnify Vecima for any breach of the representations, warranties or covenants made by us under the CDN APA until the aggregate amount of claims for indemnification exceed $100 thousand. In the event that claims for indemnification for breach of most of the representations and warranties made by us under the CDN APA exceed this threshold, we will be obligated to indemnify Vecima for any damages or loss resulting from such breach up to five percent (5%) of the final purchase price to be paid by Vecima pursuant to the CDN APA.

The Asset Purchase Agreement between the Company and the RT Purchaser may expose us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify the RT Purchaser for breaches of any representation, warranty, or covenant made by us in the Asset Purchase Agreement between us and the RT Purchaser, for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. Indemnification claims by the RT Purchaser would reduce the amount of the escrow that we receive and could have a material adverse effect on our financial condition. Other than in the event of fraud or willful misconduct or a breach of certain fundamental representations, we will not be obligated to indemnify the RT Purchaser for any breach of the representations, warranties or covenants made by us under the Real-Time APA until the aggregate amount of claims for indemnification exceed $350 thousand. In the event that claims for indemnification for breach of most of the representations and warranties made by us under the Real-Time APA exceed this threshold, we will be obligated to indemnify the RT Purchaser for any damages or loss resulting from such breach up to $2 million, provided, however, that this cap does not apply to (i) fraud or (ii) breaches or inaccuracies of any of the fundamental representations identified in the Real-Time APA.

We may be considered a shell company under federal securities laws in the future, which will subject us to additional costs and disclosure requirements and may have an adverse affect on stockholders.

Under Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, a shell company is any company with (i) no or nominal operations; and (ii) either (A) no or nominal assets, (B) assets consisting solely of cash and cash equivalents, or (C) assets consisting of any amount of cash and cash equivalents and nominal other assets. As of December 31, 2017, and as of the date hereof, we are not a shell company under federal securities laws because we have material GAAP assets other than cash and cash equivalents, including, as of the date hereof, (i) $3.45 million in escrow receivables related to the escrow agreements we entered into in connection the sale of the Real-Time business and Content Delivery business, (ii) $7.97 million in securities that are classified as short-term investments under GAAP, and (iii) State tax credits receivables and various other prepaid assets. If the escrow agreements terminate and the portion of the escrow funds not used to satisfy indemnification obligations of the company to the RT Purchaser and Vecima are released to us prior to the company’s consummation of a transaction with an acquisition target, our only remaining material GAAP assets other than cash and cash equivalents will be short-term investments. If the Company is required to liquidate its short-term investments under such circumstances prior to the acquisition of an operating business, we may be considered a shell company under the federal securities laws.

Applicable securities rules prohibit shell companies from using (i) a Form S-8 registration statement to register securities pursuant to employee compensation plans for so long as we are a shell company and for a period of 60 days thereafter and (ii) Form S-3 for the registration of securities for so long as we are a shell company and for 12 months thereafter. In addition, Form 8-K requires shell companies to provide detailed disclosure immediately upon completion of a transaction that causes it to cease being a shell company rather than within 71 days after the date that the initial Form 8-K is filed, as would be the case if the company is able to consummate an acquisition while it is not a shell company.

In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell their securities in reliance upon Rule 144 until certain conditions are satisfied. If the company becomes a shell company, holders of restricted securities issued by the company will not be able to resell their securities in reliance upon Rule 144 until all of such conditions are satisfied, which cannot occur for at least one year after the company has ceased being shell company. During such time, a holder of restricted securities issued by the company will have to rely on another exemption from registration to resell restricted securities issued by the company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Document

2.1	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2017).

2.2	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

2.3	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

10.1	Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of October 26, 2017 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2017).

10.2†	Separation and Consulting Agreement and General Release of Claims between the Company and Derek Elder, dated as of December 31, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2018)

10.3†	Consulting Agreement between the Company and Spartan Advisors, Inc., dated as of January 1, 2018 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2018)

10.4†	First Amendment to Employment Agreement dated January 30, 2018 between CCUR Holdings, Inc. and Warren Sutherland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2018).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

† Indicates management contract or compensatory plan.

* Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.

** Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2018	CCUR Holdings, Inc.

	By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Document

2.1	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2017).

2.2	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

2.3	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

10.1	Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of October 26, 2017 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2017).

10.2†	Separation and Consulting Agreement and General Release of Claims between the Company and Derek Elder, dated as of December 31, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2018)

10.3†	Consulting Agreement between the Company and Spartan Advisors, Inc., dated as of January 1, 2018 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2018)

10.4 †	First Amendment to Employment Agreement dated January 30, 2018 between CCUR Holdings, Inc. and Warren Sutherland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2018).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

† Indicates management contract or compensatory plan.

* Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.

** Included herewith.

