Form 10-Q
period 2018-03-31
CCUR Holdings, Inc.
filed 2018-05-04
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes ☐              No ☑

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 3, 2018 was 9,250,677.

CCUR Holdings, Inc.

(formerly Concurrent Computer Corporation)

Form 10-Q

For the Period Ended March 31, 2018

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

CCUR Holdings, Inc.

(formerly Concurrent Computer Corporation)

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$44,881	$35,474
Fixed maturity securities, available-for-sale, fair value	13,300	6,870
Equity securities, available-for-sale, fair value	2,943	-
Receivable from sale of Content Delivery business held in escrow	1,450	-
Receivable from sale of Real-Time business held in escrow	2,000	2,000
Prepaid expenses and other current assets	1,035	915
Current assets of discontinued operations	-	9,665
Total current assets	65,609	54,924

Property and equipment, net	1	2
Deferred income taxes, net	1,131	15
Other long-term assets, net	61	544
Noncurrent assets of discontinued operations	-	2,322
Total assets	$66,802	$57,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,752	$4,521
Current liabilities of discontinued operations	-	5,097
Total current liabilities	3,752	9,618

Long-term liabilities:
Pension liability	3,951	3,582
Other long-term liabilities	183	866
Noncurrent liabilities of discontinued operations	-	272
Total liabilities	7,886	14,338

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,582,801 and 9,410,878 issued and outstanding at March 31, 2018 and June 30, 2017, respectively	96	94
Capital in excess of par value	212,444	212,018
Accumulated deficit	(150,095)	(165,498)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive loss	(3,274)	(2,890)
Total stockholders' equity	58,916	43,469
Total liabilities and stockholders' equity	$66,802	$57,807

The accompanying notes are an integral part of the condensed consolidated financial statements.

CCUR Holdings, Inc.

(formerly Concurrent Computer Corporation)

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$1,186	$2,192	$6,510	$5,156
Total operating expenses	1,186	2,192	6,510	5,156
Operating loss	(1,186)	(2,192)	(6,510)	(5,156)

Interest income	225	21	371	48
Interest expense	(4)	-	(4)	-
Other expense, net	(105)	(4)	(63)	(12)
Loss from continuing operations before income taxes	(1,070)	(2,175)	(6,206)	(5,120)

(Benefit) provision for income taxes	(222)	10	(1,140)	31

Loss from continuing operations	(848)	(2,185)	(5,066)	(5,151)

(Loss) income from discontinued operations, net of income taxes	(245)	527	22,851	477

Net (loss) income	$(1,093)	$(1,658)	$17,785	$(4,674)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.09)	$(0.24)	$(0.53)	$(0.56)
Discontinued operations	$(0.02)	0.06	2.39	0.05
Net (loss) income	$(0.11)	$(0.18)	$1.86	$(0.51)

Weighted average shares outstanding - basic and diluted	9,824,588	9,261,862	9,549,215	9,231,932

Cash dividends declared per common share	$-	$0.12	$0.24	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

ccur holdings, inc.

(formerly Concurrent Computer Corporation)

Condensed Consolidated STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net (loss) income	$(1,093)	$(1,658)	$17,785	$(4,674)

Other comprehensive (loss) income:
Unrealized loss on available-for-sale investments	(311)	-	(311)	-
Foreign currency translation adjustment	61	38	82	(253)
Pension and post-retirement benefits, net of tax	(57)	(19)	(155)	88
Other comprehensive (loss) income	(307)	19	(384)	(165)

Comprehensive (loss) income	$(1,400)	$(1,639)	$17,401	$(4,839)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ccur holdings, inc.

(formerly Concurrent Computer Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the nine-month period ended March 31, 2018

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2017	9,410,878	$94	$212,018	$(165,498)	$(2,890)	(37,788)	$(255)	$43,469
Dividends declared				(2,378)				(2,378)
Dividends forfeited with restricted stock forfeitures				8				8
Share-based compensation expense			2,256					2,256
Lapse of restriction on restricted stock	526,013	5	(5)					-
Repurchase and retirement of common stock	(354,090)	(3)	(1,825)	(12)				(1,840)
Other comprehensive income (loss), net of taxes:
Net income				17,785				17,785
unrealized gain (loss) on available-for-sale investments					(311)			(311)
Foreign currency translation adjustment					82			82
Pension plan					(155)			(155)
Total comprehensive income								17,401
Balance at March 31, 2018	9,582,801	$96	$212,444	$(150,095)	$(3,274)	(37,788)	$(255)	$58,916

The accompanying notes are an integral part of the condensed consolidated financial statements ccur holdings, inc.

(formerly Concurrent Computer Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended March 31,
	2018	2017

Cash flows (used in) provided by operating activities:
Net income (loss)	$17,785	$(4,674)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	606	1,341
Share-based compensation expense	2,256	696
(Recovery of) provision for excess and obsolete inventories	(23)	190
Deferred taxes, net	(1,186)	87
Non-cash accretion of investments	(129)	-
Foreign currency exchange gains (losses)	268	(131)
Gain on sale of Content Delivery business, net	(22,554)
Decrease (increase) in assets:
Accounts receivable	118	6,091
Inventories	(146)	367
Prepaid expenses and other current assets	(510)	(806)
Other long-term assets	417	(62)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(5,459)	786
Deferred revenue	1,337	(1,841)
Pension and other long-term liabilities	(408)	142
Net cash (used in) provided by operating activities	(7,628)	2,186

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(271)	(719)
Proceeds from sale or maturity of available-for-sale securities	11,733	-
Purchases of available-for-sale securities	(18,613)	(2,423)
Proceeds from sale of Content Delivery business, net of cash transferred	28,256	-
Net cash provided by (used in) investing activities	21,105	(3,142)

Cash flows used in financing activities:
Dividends paid	(2,652)	(3,396)
Purchase of treasury shares for retirement	(1,840)	-
Net cash used in financing activities	(4,492)	(3,396)

Effect of exchange rates on cash and cash equivalents	3	(166)

Increase (decrease) in cash and cash equivalents	8,988	(4,518)
Cash and cash equivalents - beginning of year	35,893	20,268
Cash and cash equivalents - end of period	$44,881	$15,750

Cash paid during the period for:
Interest	$-	$4
Income taxes (net of refunds)	$1,052	$793

Non-cash investing activities:
Unsettled investment in available-for-sale security	$2,679	$-

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

On December 31, 2017, we completed the sale of our content delivery and storage business (the “Content Delivery business”) and other related assets to Vecima Networks, Inc. (“Vecima”) pursuant to an Asset Purchase Agreement, dated as of October 13, 2017, between the Company and Vecima. Substantially all liabilities associated with the Content Delivery business were assigned to Vecima as part of the transaction. The Content Delivery business provided advanced applications focused on storing, protecting, transforming, and delivering high value media assets and served industries and customers that demand uncompromising performance, reliability and flexibility to gain a competitive edge, drive meaningful growth and confidently deliver best-in-class solutions that enrich the lives of millions of people around the world every day. The Content Delivery business consisted of (1) software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network and (2) Aquari™ Storage, a unified scale-out storage solutions product that is ideally suited for a wide range of enterprise IT and video applications that require advanced performance, very large storage capacities, and a high degree of reliability.

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

Results of our Content Delivery and Real-Time businesses are retrospectively reported as discontinued operations in our condensed consolidated financial statements for all periods presented. Prior year information has been adjusted to conform with the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the condensed consolidated financial statements refers to continuing operations. See Note 4 – Discontinued Operations for more information regarding results from discontinued operations.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end condensed consolidated balance sheet data as of June 30, 2017 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 20, 2017.

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short term or long term in the condensed consolidated balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported as fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in stockholders’ equity.

Premiums and discounts on fixed maturity securities are amortized using the interest method; mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Dividends on equity securities are recognized when declared. When the Company sells a security, the difference between the sale proceeds and amortized cost (determined based on specific identification) is reported as a realized investment gain or loss. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on investments) and the cost basis of that investment is reduced. If the Company can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in accumulated other comprehensive income, or “AOCI”). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

2.	Recent Accounting Guidance

Recently Issued and Adopted Accounting Guidance

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). This amendment requires that an entity measure its inventory at the “lower of cost and net realizable value.” Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current literature requires measurement of inventory at “lower of cost or market.” Market could be replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. ASU 2015-11 was effective for us on July 1, 2017, and we adopted the guidance prospectively. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for us on July 1, 2017, and we adopted the guidance prospectively. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements or disclosures.

Recent Accounting Guidance Not Yet Adopted

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. We will utilize a modified retrospective approach to adopt the new guidance effective July 1, 2018. The expected impact related to the change in accounting for equity securities for the nine months ended March 31, 2018 will be approximately $63 of net unrealized investment gains, net of income tax, which will be reclassified from AOCI to retained earnings.

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

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805) (“ASU 2017-01”), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU 2017-01 are effective for annual periods beginning after December 15, 2017 and may be early adopted for certain transactions that have occurred before the effective date, but only when the underlying transaction has not been reported in the financial statements that have been issued or made available for issuance. We do not expect ASU 2017-01 to have a material impact on our consolidated financial statements or disclosures unless we enter into a business combination.

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

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares, including dilutive common share equivalents outstanding during each period. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Due to the loss from continuing operations for all periods presented, common share equivalents of 9,614 and 238,696 for the three months ended March 31, 2018 and 2017, respectively, and common share equivalents of 216,791 and 250,441 for the nine months ended March 31, 2018 and 2017, respectively,were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net (loss) income per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Loss from continuing operations	$(848)	$(2,185)	$(5,066)	$(5,151)
(Loss) income from discontinued operations, net of income taxes	(245)	527	22,851	477
Net (loss) income	$(1,093)	$(1,658)	$17,785	$(4,674)

Basic and diluted EPS:
Basic and diluted weighted average shares outstanding	9,824,588	9,261,862	9,549,215	9,231,932
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.09)	$(0.24)	$(0.53)	$(0.56)
Discontinued operations	(0.02)	0.06	$2.39	0.05
Net (loss) income	$(0.11)	$(0.18)	$1.86	$(0.51)

4.	Discontinued Operations

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

Gross proceeds of $29,812 from the sale were paid to us as follows: (1) $29,020 cash payment on December 31, 2017 (including a preliminary adjustment for estimated surplus net working capital as defined in the CDN APA of $1,470) and (2) $1,450 placed in escrow as security for the Company’s indemnification obligations to Vecima under the CDN APA, which amount will be released to the Company on or before December 31, 2018 (less any portion used to make indemnification payments to Vecima).

During the third quarter of our fiscal 2018, we and Vecima finalized the calculation of net working capital of the Content Delivery business as of December 31, 2017. We and Vecima agreed the surplus net working capital transferred to Vecima under the CDN APA was $812, and as a result, we returned $658 to Vecima. We reduced our gain on the sale of the Content Delivery business as reported during the period ended December 31, 2017 by the amount of the final post-closing working capital adjustment. Additionally, we incurred approximately $55 of additional costs related to the transaction during the third quarter of our fiscal year 2018, primarily due to legal and disclosure expenses attributable to the transaction.

In conjunction with the CDN APA, we and Vecima entered into a Transition Services Agreements (the “CDN TSA”) for the U.S. Under the CDN TSA, we and Vecima have each agreed to provide and receive various services to and from the other party on an arms-length, fee-for-service basis for a term of twelve months as of the date of the closing, unless terminated earlier by either party. Net amounts charged from the Purchaser under the TSAs for both the three and nine months ended March 31, 2018 were $63 and are recorded within operating expenses.

Results associated with the Content Delivery business are classified within income (loss) from discontinued operations, net of income taxes, in our condensed consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Content Delivery business.

The closing of the sale of the assets to Vecima resulted in a “change in control” under our Amended and Restated 2011 Stock Incentive Plan. As a result, the Company recognized expense of approximately $1,745 in share-based compensation expense due to the acceleration of the vesting and the lapse of restrictions on substantially all restricted stock granted under our Amended and Restated 2011 Stock Incentive Plan (see Note 7 – Share-based Compensation). This expense is reflected in general and administrative expenses of continuing operations in our condensed consolidated statement of operations for the three and nine months ended March 31, 2018. Payment of associated accrued dividends related to these released shares was made in January 2018.

For the three and nine months ended March 31, 2018 and 2017, income (loss) from discontinued operations related to our Content Delivery business is comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue	$-	$7,445	$16,018	$19,801
Cost of sales	-	3,377	6,342	9,011
Gross margin	-	4,068	9,676	10,790

Operating expenses:
Sales and marketing	-	2,569	4,235	8,292
Research and development	-	2,033	3,290	6,137
General and administrative	-	620	951	1,983
Total operating expenses	-	5,222	8,476	16,412
Operating income (loss)	-	(1,154)	1,200	(5,622)

(Loss) gain on sale of Content Delivery business, net	(55)	-	22,554	-
Other income (expense), net	-	4	(143)	209
(Loss) income from discontinued operations before income taxes	(55)	(1,150)	23,611	(5,413)

Provision (benefit) for income taxes	190	50	760	(18)

(Loss) income from discontinued operations	$(245)	$(1,200)	$22,851	$(5,395)

A reconciliation of the gain before income taxes recorded on the sale of the Content Delivery business is as follows:

Nine Months Ended March 31, 2018
Closing consideration	$29,000
Adjustment for working capital	812
Net book value of assets sold	(5,274)
Other adjustments	(184)
Transaction costs	(1,800)
Gain on sale of Content Delivery business	$22,554

Transaction costs directly associated with the sale of the Content Delivery business include legal, accounting, investment banking and other fees paid to external parties.

In connection with the sale of our Content Delivery business (1) we entered into a Separation and Consulting Agreement and General Release of Claims with Derek Elder, our former President and Chief Executive Officer, as a result of which (A) Mr. Elder’s role as president and chief executive officer was terminated, (B) Mr. Elder ceased to be a member of our Board of Directors and all committees thereof, and (C) we recorded severance related expenses of $544 pursuant to his Separation and Consulting Agreement (see Note 12 – Commitments and Contingencies – Separation of Chief Executive Officer), (2) we terminated the employment of another executive of the Company and recorded severance expenses of $132, (3) we paid transaction bonuses that had previously been approved by our compensation committee of $479 to internal executives and staff and (4) we accepted the resignation of an independent director of the Company (see Note 12 – Commitments and Contingencies – Resignation of Directors). All of the above expenses were recorded as of December 31, 2017 and are included in general and administrative expenses of continuing operations in our condensed consolidated statement of operations for the nine months ended March 31, 2018.

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

Proceeds from the sale of the Content Delivery business have been presented in the condensed consolidated statement of cash flows under investing activities for the nine months ended March 31, 2018. Proceeds from the sale of the Content Delivery business were net of $106 of cash transferred with the equity sale of our Japanese subsidiary. In accordance with ASC Topic 205-20, additional disclosures relating to cash flow are required for discontinued operations. Cash flow information relating to the Content Delivery business for the nine months ended March 31, 2018 and 2017 is as follows:

	Nine Months Ended March 31,
	2018	2017
Operating cash flow data:
Depreciation and amortization	$605	$1,093
Share-based compensation	170	111
Provision for (recovery of) excess and obsolete inventories	(23)	208
Foreign currency exchange gains	144	109

Investing cash flow data:
Capital expenditures	(275)	(522)

A reconciliation of our cash and cash equivalents as of June 30, 2017 is as follows:

June 30, 2017
Cash and cash equivalents per balance sheet	$35,474
Cash and cash equivalents classified within current assets of discontinued operations	419
Beginning cash and cash equivalents balance per statement of cash flows	$35,893

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

In conjunction with the RT APA, we and the RT Purchaser entered into Transition Services Agreements (the “TSAs”) for U.S./Europe and Japan. Under the TSAs, we have agreed to provide and receive various services to and from the Purchaser on an arms-length fee-for-service basis for a term of twelve months as of the date of the TSAs, with the option of a renewal term of up to eighteen months from the effective date of the respective agreement. Net amounts charged from (to) the Purchaser under the TSAs for the three and nine months ended March 31, 2018 and 2017 are ($6) and ($49), respectively, and are recorded within operating expenses.

Results associated with the Real-Time business are classified as income from discontinued operations, net of income taxes, in our condensed consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Real-Time business. For the three and nine months ended March 31, 2017, income from discontinued operations for our Real-Time business is comprised of the following:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2017	2017
Revenue	$7,536	$23,843
Cost of sales	3,099	9,494
Gross margin	4,437	14,349

Operating expenses:
Sales and marketing	1,436	4,503
Research and development	1,024	3,043
General and administrative	204	589
Total operating expenses	2,664	8,135
Operating income	1,773	6,214

Other income, net	36	18
Income from discontinued operations before income taxes	1,809	6,232

Provision for income taxes	82	360

Income from discontinued operations	$1,727	$5,872

In accordance with ASC Topic 205-20, Discontinued Operations, additional disclosures relating to cash flow are required for discontinued operations. Cash flow information relating to the Real-Time business for the nine months ended March 31, 2017 is as follows:

Nine Months Ended March 31, 2017
Operating cash flow data:
Depreciation and amortization	$248
Share-based compensation	72
Provision for (recovery of) excess and obsolete inventories	(18)
Provision for bad debts	-
Foreign currency exchange gains	(22)

Investing cash flow data:
Capital expenditures	(197)

5.	Fair Value Measurements

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

Our investment portfolio consists of money market funds, domestic and international commercial paper, equity securities and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale investments. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. We provide fair value measurements disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement. We have no financial assets that are measured on a recurring basis that fall within Level 3 of the fair value hierarchy.

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2018	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$20,321	$20,321	$-	$-
Money market funds	22,563	22,563	-	-
Commercial paper	1,997	-	1,997	-
Cash and cash equivalents	44,881	42,884	1,997	-

Commercial paper	7,824	-	7,824	-
Corporate debt	5,476		5,476
Common stock	2,943	2,943
Available-for-sale investments	16,243	2,943	13,300	-
	$61,124	$45,827	$15,297	$-

June 30, 2017	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$5,227	$5,227	$-	$-
Money market funds	26,051	26,051	-	-
Commercial paper	4,196	-	4,196	-
Cash and cash equivalents	35,474	31,278	4,196	-

Commercial paper	6,870	-	6,870	-
Short-term investments	6,870	-	6,870	-
	$42,344	$31,278	$11,066	$-

The methods and assumptions we use to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below:

Fixed Maturity Securities. The fair values of the Company’s publicly-traded fixed maturity securities are generally based on prices obtained from independent pricing services. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If we ultimately conclude that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available.

The inputs used in the valuation of corporate and government securities include, but are not limited to, standard market observable inputs which are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer.

For structured securities, valuation is determined using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment timing and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

Equity Securities. The balance consists of common stock of publicly traded companies. The fair values of publicly traded equity securities are based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy.

6.	Investments

Fixed Maturity and Equity Securities Available-for-Sale Investments

The following tables provide information relating to investments in fixed maturity and equity securities:

March 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Fixed maturity securities
Commercial paper	$7,824	$-	$-	$7,824
Corporate debt	5,850	8	(382)	5,476
Total fixed maturity securities	$13,674	$8	$(382)	$13,300

Equity securities
Common stock	$2,880	$85	$(22)	$2,943
Total equity securities	$2,880	$85	$(22)	$2,943
Total	$16,554	$93	$(404)	$16,243

June 30, 2017	Unamortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Fixed maturity securities
Commercial paper	$6,870	$-	$-	$6,870
Total fixed maturity securities	$6,870	$-	$-	$6,870

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of March 31, 2018 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Fixed maturity securities
Due in one year or less	$7,824	$7,824
Due after one year through three years	2,732	2,385
Due after three years through five years	349	347
Due after five years through ten years	2,769	2,744
Total fixed maturity securities	$13,674	$13,300

7.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of loss from continuing operations before the (benefit) provision for income taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

United States	$(6,331)	$(3,330)	$(11,285)	$(6,297)
Foreign	5,261	1,155	5,079	1,177
Loss from continuing operations	$(1,070)	$(2,175)	$(6,206)	$(5,120)

The components of the (benefit) provision for income taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

United States	$(222)	$14	$(1,140)	$35
Foreign	-	(4)	-	(4)
(Benefit) provision for income taxes	$(222)	$10	$(1,140)	$31

For both the three and nine months ended March 31, 2018, the domestic tax expense is lower than the prior year primarily due to the favorable impact of the Tax Cuts and Jobs Act (enacted on December 22, 2017) on the realizability of our alternative minimum tax credits and lower domestic income as compared to the same periods from the prior year.

Net Operating Losses

As of June 30, 2017, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $71,729 for income tax purposes, of which none expire in fiscal year 2018, and the remainder expire at various dates through fiscal year 2036. As a result of the recognition of a taxable gain on the sale of our Content Delivery business on December 31, 2017, we utilized approximately $16,537 of our federal NOLs during the nine months ended March 31, 2018. Our federal NOLs are projected to be approximately $56,035 as of June 30, 2018. With the enactment of the Tax Cuts and Jobs Act, U.S. federal NOLs generated in taxable years ending after December 31, 2017 will have an indefinite carryforward period.

In the third quarter of our fiscal 2018, we completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these net operating losses (the “Section 382 Study”). The Section 382 Study concluded that we have not had an ownership change for the period from July 22, 1993 to February 8, 2018. The Section 382 Study also analyzed various hypothetical ownership changes to enable us to monitor and evaluate our ownership base for any potential impairment of the NOLs on an ongoing basis. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. See section below entitled “Tax Asset Preservation Plan” for details regarding steps we have taken to protect the value of our NOLs.

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

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2018, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions except the U.S.

United States:

The Tax Cut and Jobs Act was enacted on December 22, 2017.  Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment.  However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions.  The SEC issued Staff Accounting Bulletin (‘SAB 118”) on December 22, 2017.  SAB 118 provides registrants with guidance on when and how to report the impact of the law change when all necessary information is not available.

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

At March 31, 2018, consistent with the above processes, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that only our federal alternative minimum tax (“AMT”) tax credits of $1,131 would be realized. Under the Tax Cuts and Jobs Act, AMT tax credits will now become refundable in conjunction with the repeal of the corporate AMT. For tax years beginning after December 31, 2017 and before January 1, 2022, the AMT credit is refundable in an amount equal to 50% (100% for the 2021 tax year) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability. This results in the Company receiving its entire AMT credit of $1,131 as a refund no later than fiscal 2022 and as such a valuation allowance is no longer needed for the AMT credit carryforward.  However, in accordance with ASC 740, we recognized a valuation allowance against all other net deferred tax asset items at March 31, 2018.

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

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the nine months ended March 31, 2018.

Research and Development Tax Credits

During the year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit in the amounts of $719 and $675, respectively, for our fiscal year ending June 30, 2016. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within both other current assets and other long-term assets with an offset in both accrued expenses and other long-term liabilities in our condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (1) reduce other current assets and offset the payroll tax liability and (2) reduce accrued expenses and recognize a reduction of operating expenses.

During the three and nine months ended March 31, 2018, we recognized $0 and $274, respectively, of the state of Georgia credit and reduced operating expenses accordingly. As of March 31, 2018, State tax credit assets of of $575 and $26 are reflected within other current assets and other long-term assets, respectively, and unrecogized income from these credits of $142 and $12 are reflected in accrued expenses and other long-term liabilities, respectively. As of March 31, 2018 we have not received any proceeds from utilization of our State tax credits and we have not received any assurance as to if, or when, we will receive such proceeds.

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

As indicated in our Form 8-K filed on February 15, 2018, the Company executed and delivered the Amended Consent and Limited Waiver to the Standstill Agreement, filed therewith as Exhibit 10.1 (the “Amended Consent and Limited Waiver”), to JDS1, LLC and Julian Singer (together with their affiliates and associates, the “Investor Group”). The Consent and Limited Waiver provides that so long as (i) the Investor Group collectively beneficially own no more than 30.0% of the outstanding shares of common stock of the Company and (ii) any acquisition of common stock of the Company by the Investor Group would not reasonably be expected to limit the Company’s ability to utilize the Company’s net operating loss carryforwards, the Company shall not deem the Investor Group to have effected a Prohibited Transfer as that term is defined in the Company’s Restated Certificate of Incorporation.

As indicated in our Form 8-K filed on April 25, 2018, the Amended Consent and Limited Waiver was subsequently amended to provide that so long as (i) the Investor Group collectively beneficially own no more than 35.0% of the outstanding shares of common stock of the Company less the remaining shares of Common Stock that the Company is authorized to purchase under its stock repurchase program as announced on March 5, 2018, pursuant to which the Company is authorized to repurchase up to one million of its outstanding shares of Common Stock and (ii) any acquisition of common stock of the Company by the Investor Group would not reasonably be expected to actually limit the Company’s ability to utilize the Company’s net operating loss carryforwards, the Company shall not deem the Investor Group to have effected a Prohibited Transfer as that term is defined in the Company’s Restated Certificate of Incorporation.

8.	Share-Based Compensation

As of March 31, 2018, we had share-based compensation plans which are described in Note 10 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of March 31, 2018, we had 15,000 stock options outstanding and 60,000 restricted shares outstanding. During the nine months ended March 31, 2018, 15,000 stock options were granted, 30,881 expired, and none were forfeited or exercised. We recorded share-based compensation within continuing operations related to the issuance of 1) restricted stock to employees and board members, and 2) stock options to a board member:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

General and administrative	$39	$165	$2,086	$513

We use a Black-Scholes option valuation model to determine the grant date fair value of share-based compensation. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on our expectations under our current operating environment. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model as we do not anticipate paying cash dividends in the foreseeable future. Share-based compensation is recorded net of expected forfeitures.

A summary of the activity of our time-based, service condition stock options during the nine months ended March 31, 2018, is presented below:

Stock Options	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2017	30,881	$13.06
Granted	15,000	5.42
Exercised	-	-
Expired	(30,881)	13.06
Non-vested at March 31, 2018	15,000	$5.42

The fair value of options granted during the nine months ended March 31, 2018 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (in years)	3.0
Risk-free interest rate	2.3%
Expected volatility	31.1%
Dividend yield	0.0%

A summary of the activity of our time-based, service condition restricted shares during the nine months ended March 31, 2018, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2017	440,613	$5.45
Granted	117,900	5.72
Vested	(476,013)	5.46
Forfeited	(22,500)	5.98
Non-vested at March 31, 2018	60,000	$5.71

A summary of the activity of our performance-based, service condition restricted shares during the nine months ended March 31, 2018, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2017	50,000	$5.49
Vested	(50,000)	5.49
Non-vested at March 31, 2018	-	$-

In conjunction with the sale of our Content Delivery business on December 31, 2017 (see Note 4 – Discontinued Operations), substantially all of the previously non-vested restricted stock awards (including 50,000 performance-based restricted stock awards) were accelerated to vest as a result of a change of control as determined by our Board of Directors resulting in share-based compensation expense of $1,745 for the three months ending December 31, 2017. In January 2018, we allowed for the net settlement of certain of these awards for the payment of payroll taxes due to certain non-Section 16 employees. Such net settlement resulted in the Company acquiring and retiring 41,566 shares of its common stock.

Additionally, one of our independent directors resigned from the Board of Directors, effective on December 31, 2017 (see Note 14 – Commitments and Contingencies – Resignation of Directors) and we accelerated the vesting of 7,500 shares of previously non-vested restricted stock held by that director. This acceleration of vesting resulted in incremental stock compensation expense of $43 during the three months ended December 31, 2017. As of March 31, 2018, 22,500 restricted stock awards granted to our three remaining directors who received restricted shares in November 2017 remain outstanding and subject to their original time-based vesting schedule, as the Board determined these shares should not vest upon the sale of our Content Delivery business.

In conjunction with the resignation of three of our independent directors in July 2017 (see Note 14 – Commitments and Contingencies – Resignation of Directors), we accelerated the vesting of 5,400 shares of restricted stock held by each of the resigning directors. This acceleration of vesting resulted in incremental stock compensation expense of $37 during the nine months ended March 31, 2018.

All remaining share-based compensation expense for the three and nine-month periods ended March 31, 2018 and 2017 resulted from vesting of shares over their respective vesting periods.

9.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. We made matching contributions of $4 and $4 during the three months ended March 31, 2018 and 2017, respectively, and $17 and $16 during the nine months ended March 31, 2018 and 2017, respectively.

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net Periodic Benefit Cost
Interest cost	$19	$13	$55	$38
Expected return on plan assets	(2)	(4)	(7)	(11)
Recognized actuarial loss	16	19	48	57
Net periodic benefit cost	$33	$28	$96	$84

We contributed $3 and $3 to our German defined benefit pension plans for the three months ending March 31, 2018 and 2017, respectively, and $11 and $10 for the nine months ending March 31, 2018 and 2017, respectively. We expect to make an additional, similar, quarterly contribution during the fourth quarter of our fiscal year 2018.

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2018	June 30, 2017

Accounts payable, trade	$492	$246
Accrued trade settlement	2,679	-
Accrued payroll, vacation and other employee expenses	168	1,240
Accrued Real-Time business sale transaction expenses	-	1,767
Unrecognized income from research and development tax credits	142	566
Accrued income taxes	11	415
Dividend payable	1	60
Other accrued expenses	259	227
	$3,752	$4,521

11.	Stock Repurchase

On January 2, 2018, we purchased 41,566 shares of our common stock at an average price of $5.76 per share from certain employees whose restricted shares vested due to the change in control triggered by the sale of our Content Delivery business on December 31, 2017. The repurchase of shares was approved by the Board of Directors on a one-time basis to facilitate employees’ payment of payroll withholding taxes due upon vesting of the shares. Shares were repurchased from employees only to the extent required to fund minimum required withholding taxes based on the closing price nearest to the December 31, 2017 vest date. Section 16 officers were prohibited from participating in this employee share repurchase.

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. As of March 31, 2018, we have repurchased 312,524 shares of our common stock under this repurchase plan at an average price of $5.12 per share. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

12.	Dividends

During the nine months ended March 31, 2018, our Board approved quarterly cash dividends as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 12, 2017	September 26, 2017	Quarterly	$0.12	$1,187
December 14, 2017	December 28, 2017	Quarterly	$0.12	1,191
			Total	$2,378

On October 27, 2017, we announced the Board of Directors’ decision to suspend the Company’s quarterly dividend following the payment of the December 28, 2017 dividend to preserve the Company’s liquidity while the Investment Committee considers potential acquisition targets and alternative uses of the Company’s remaining assets, including the proceeds of the Vecima transaction. The Board of Directors will continue to regularly assess our allocation of capital and evaluate whether and when to reinstate the quarterly or other special dividend.

As a result of the sale of our Content Delivery business on December 31, 2017 (see Note 4 – Discontinued Operations) and the acceleration of vesting of substantially all of the previously non-vested restricted stock awards, substantially all of our accrued dividends became payable as of December 31, 2017 and were paid early in the third quarter of fiscal 2018. Current and non-current dividends payable consist of the following:

	March 31	June 30,
Dividends Payable	2018	2017
Current	$1	$60
Non-current	2	225
	$3	$285

For the nine months ended March 31, 2018, $8 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

13.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of taxes, for the nine months ended March 31, 2018:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Gain / (Loss) on Investments	Total
Balance at June 30, 2017	$(1,345)	$(1,545)	$-	$(2,890)

Other comprehensive income before reclassifications	(203)	82	(311)	(432)
Amounts reclassified from accumulated other comprehensive income (loss)	48	-	-	48
Net current period other comprehensive income (loss)	(155)	82	(311)	(384)
Balance at March 31, 2018	$(1,500)	$(1,463)	$(311)	$(3,274)

14.	Commitments and Contingencies

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the employee, in an annualized amount equal to the respective employee's base salary then in effect. At March 31, 2018, the maximum contingent liability under these agreements is $437.

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

As a part of the First Amendment, if the CFO has a constructive termination of his employment without Due Cause during the term of the Employment Agreement, as amended, or within one year of a “change of control” (as defined in the Company’s Amended and Restated 2011 Stock Incentive Plan), subject to executing an irrevocable release, the CFO will be entitled to receive a severance package consisting of (i) salary continuation payments for a period of (A) nine (9) months in the event that the CFO provides written notice of a constructive termination to the Company prior to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, or (B) twelve (12) months in the event that the CFO provides written notice of a constructive termination to the Company at any time during the period commencing on the day following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and ending on December 31, 2018, in either instance at his most recent salary rate, (ii) the amount, if any, paid as an annual bonus in the year preceding the CFO’s termination, and (iii) COBRA continuation coverage under the Company’s hospitalization and medical plan and for the 9-month or 12-month period, as the case may be, following termination he will be eligible to continue coverage, including his eligible dependents at the time of termination, at the same premium charged to active employees.

Separation of Chief Executive Officer

On December 31, 2017, the Company and its then president and CEO, Derek Elder, entered into a Separation and Consulting Agreement and General Release of Claims (the “Separation Agreement”), whereby his role as president and CEO of the Company terminated and he ceased to be a member of the Board of Directors and all committees thereof, effective on December 31, 2017. Mr. Elder’s separation from the Company did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to our operations, policies or practices. Under the Separation Agreement, Mr. Elder received the following payments in January 2018, all less applicable tax withholdings and deductions: (i) a lump sum cash severance payment of $558; (ii) $180, which equals the pro-rated portion of the maximum award payable to him under our annual incentive plan for the Company’s 2018 fiscal year; (iii) $19, which represents the difference between his monthly COBRA premium for himself and his eligible dependents who were covered under the Company's hospitalization and medical plan as of December 31, 2017 and the monthly premium that an active employee would pay for the same coverage as of December 31, 2017, multiplied by 12 and grossed up for estimated taxes; and (iv) the previously approved and announced $200 bonus payable on closing of the transaction with Vecima. In addition, all of Mr. Elder’s outstanding restricted stock awards and performance-based stock awards became fully vested on December 31, 2017 in accordance with the terms of the Company’s Amended and Restated 2011 Stock Incentive Plan.

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

The consideration paid to the CEO under the Separation Agreement is in lieu of any change of control or other consideration payable to him under his previous employment agreement. The Separation Agreement contains a general release of claims against us and other “Released Parties” by the CEO and a covenant not to sue such Released Parties. Pursuant to the Separation Agreement, the CEO is required to comply with certain restrictive covenants regarding non-disclosure of Company information, non-disparagement, non-competition and non-solicitation of our customers and employees.

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

Another independent director, Robert Pons, tendered his resignation from the Board of Directors and all committees thereof effective December 31, 2017. The resignation of Mr. Pons did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to our operations, policies or practices. In connection with his release of any claims against us, we agreed to accelerate the vesting of 7,500 shares of restricted stock held by Mr. Pons as of December 31, 2017. As reported in our Quarterly Report on Form 10-Q filed on February 14, 2018, Mr. Pons was replaced by the addition of a new independent director on February 8, 2018.

In connection with Mr. Pons’ resignation from the Board of Directors, we entered into a Consulting Agreement (the “Consulting Agreement”) with Spartan Advisors, Inc. ("Spartan"), a corporation owned and controlled Mr. Pons. Pursuant to the Consulting Agreement, Spartan will provide consulting services to us as reasonably requested by the Board of Directors, which services shall include identifying and presenting investment opportunities to the Company within the parameters provided by the Board from time to time. During the term of the Consulting Agreement, which will run from January 1, 2018 through December 31, 2018 unless terminated earlier in accordance with its terms, Spartan will be paid an aggregate of $85,000 in twelve monthly installments. Spartan will also be eligible to receive an “Incentive Transaction Bonus” (as defined in the Consulting Agreement upon the consummation of any acquisition (as defined in the Consulting Agreement, a “Sourced Transaction”) of an entity or business (as defined in the Consulting Agreement, a “Sourced Business”) by us that Spartan sourced and introduced to us during the term of the Consulting Agreement. Any transaction bonus payable to Spartan will equal the sum of (i) 1% of the total consideration paid by us for the Sourced Business in the Sourced Transaction and (ii) 7.5% of the “Net Asset Value” (as defined in the Consulting Agreement) of any subsequent sale of the Sourced Business by the Company. Each portion of the Incentive Transaction Bonus shall be paid in a lump sum cash payment no later than thirty (30) days following the consummation of the applicable transaction. Spartan will also receive 7,500 shares of restricted units of common stock of the Company, which will vest in equal installments on the first, second, and third anniversary of the Consulting Agreement.

15.	Subsequent Events

From April 1, 2018 through May 3, 2018 we purchased an additional 354,336 shares of the Company’s stock at an average price of $5.03 per share under our stock purchase plan further described in footnote 11.

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

Having divested both our Real-Time and Content Delivery businesses, we are now in the process of evaluating opportunities intended to maximize the value of our remaining assets, which consist primarily of cash and cash equivalents, available-for-sale investments, escrow funds receivable, and approximately $56 million in U.S. federal net operating loss carryforwards. This process includes the evaluation of opportunities to invest in or acquire one or more operating businesses intended to provide appreciation in value, thereby enhancing the Company’s liquidity, and potentially allowing us greater ability to utilize existing net operating loss carryforwards. If the Investment Committee is unable to identify a suitable acquisition target that is appropriately valued, we may consider alternatives for returning capital to stockholders while we wind up our affairs. If we wind up our affairs and liquidate under applicable law, our net operating loss carryforwards will be forfeited. Our operating expenses during this evaluation period are limited to the cost of three employees, supported by contractors and former employees providing IT and accounting support under a transition services agreement with Vecima, audit and tax fees, legal fees, board of directors’ fees, fees to third parties engaged to find suitable investment targets, and various other expenses associated with maintaining our public filings.

Results of our Content Delivery and Real-Time businesses are retrospectively reflected as discontinued operations in our consolidated financial statements for all periods presented (see Note 4 to the condensed consolidated financial statements).

Recent Events

Pursuant to the Escrow Agreement we entered into with Vecima on December 15, 2017, we received $29.02 million on the December 31, 2017 closing date, based upon the agreed upon sale price, which included $1.47 million for previously estimated working capital expected to transfer to Vecima above an agreed upon working capital target. During the third quarter of our fiscal 2018, we and Vecima finalized the calculation of net working capital of the Content Delivery business as of December 31, 2017. We and Vecima agreed that the surplus net working capital transferred to Vecima under the CDN APA was $812 thousand, and as a result, we returned $658 thousand to Vecima. We reduced our gain on the sale of the Content Delivery business reported during the period ended December 31, 2017 by the amount of the final post-closing working capital adjustment, so our third quarter return of excess working capital payment did not result in an additional third quarter adjustment to our gain on the transaction. Pursuant to our Escrow Agreement with Vecima, $1.45 million of the purchase price (not included above) will be held by SunTrust Bank as security for our indemnification obligations to Vecima under the CDN APA, which amount will be released to us on or before December 31, 2018 (less any portion used to make indemnification payments to Vecima).

The closing of the sale of the Content Delivery business to Vecima resulted in a “change in control” under our Amended and Restated 2011 Stock Incentive Plan. As a result, we have recognized the acceleration of the vesting and the lapse of restrictions on substantially all restricted stock granted under our Amended and Restated 2011 Stock Incentive Plan and payment of any associated accrued dividends in connection with the consummation of the sale of the Content Delivery business to Vecima.

On December 31, 2017 we entered into a Separation and Consulting Agreement and General Release of Claims with Derek Elder, whereby Mr. Elder’s role as president and CEO of the Company terminated and he ceased to be a member of our Board of Directors and all committees thereof, effective on December 31, 2017. Mr. Elder’s separation from the Company did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to the Company’s operations, policies or practices. In addition, as described more fully in Item 1, Section 12 herein, on December 31, 2017, an independent member of our Board of Directors, Robert Pons, tendered his resignation from the Board of Directors and all committees thereof. Mr. Pons’ resignation from the Board of Directors did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to the Company’s operations, policies or practices.

On January 2, 2018, we changed our Company name to “CCUR Holdings, Inc.” and launched a new website located at www.ccurholdings.com. Effective March 27, 2018, we transitioned to trading on the OTCQB Venture Market under the same “CCUR” ticker symbol that we previously traded under on the Nasdaq market.

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

On February 13, 2018, Mr. Wayne Barr, most recently the Chairman of the Board, was appointed to a new position as Executive Chairman, President and CEO of the Company on an interim basis to fill the vacancy left after the departure of the Company’s former CEO and President on December 31, 2017. In connection with Mr. Barr’s new interim role, he resigned from his memberships on the Audit, Compensation and Nominating committees. Mr. Barr will continue to serve on the Investment Committee and in his capacity as Executive Chairman, Mr. Barr will continue to serve as and execute the duties of the Chairman of the Board. In his capacity as CEO and President, Mr. Barr shall perform, on a consultant basis, the senior executive officer and managerial job duties customary to such position and other duties as designated by the Board of Directors.

On March 5, 2018, we announced that our Board of Directors has authorized the repurchase of up to one million shares of the Company’s common stock. Repurchases will be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

On March 26, 2018, we announced that we received notice from the Nasdaq that our stock would be suspended from trading on The Nasdaq Stock Market as of the open of business on March 27, 2018 and that the Nasdaq is taking necessary action to delist our stock from The Nasdaq Stock Market. As previously announced, the Company received a Nasdaq Staff Determination Letter (the “Staff Determination”) on January 4, 2018 stating that the Nasdaq Staff had determined that the Company was a “public shell” under applicable Nasdaq criteria and thus delisting of its stock was warranted. The Company appealed the Staff Determination and obtained additional time through May 15, 2018 for continued listing, subject to its ability to satisfy the Nasdaq that it was not a “public shell” and that its continued listing was warranted. On March 21, 2018, the Company informed the Nasdaq that the Company was unlikely to be able to demonstrate compliance with the Nasdaq listing criteria within the prescribed timeframe, and on March 23, 2018, the Nasdaq notified the Company of its decision to suspend the Company’s trading and take necessary actions to delist the Company’s stock.

On March 27, 2018, we announced that our stock would commence trading on the OTCQB Venture Market as of the open of business on March 27, 2018.

Results of Operations for the Three months ended March 31, 2018 Compared to the Three months ended March 31, 2017

General and Administrative. General and administrative expenses were $1.2 million for the three months ended March 31, 2018, a decrease of $1.0 million, or 45.9%, from $2.2 million for the prior year period. This decrease was primarily due to approximately $0.9 million in legal and accounting fees that we incurred in the third quarter of our prior year related to the transaction to sell our Real-Time business that was not consummated until the fourth quarter of the prior fiscal year. Additionally, our third quarter of fiscal 2018 share based compensation expense decreased by approximately $0.1 million relative to the same period in the prior year due to 1) the acceleration of restricted share vesting that occurred with the change of control triggered by the sale of our Content Delivery business as of December 31, 2017 and 2) the limited number of remaining share-based compensation participants following the sale of both our Content Delivery and Real-Time businesses.

Interest Income. Interest income in both periods is comprised primarily of interest income on available-for-sale investments. Interest income increased in the current period relative to the prior period due to our increase in cash and available-for-sale investments as a result of the sales of our Content Delivery business in December 2017 and Real-Time business in May 2017.

(Benefit) Provision for Income Taxes. We recorded a consolidated income tax benefit of $0.2 million for the three months ended March 31, 2018 compared to a $10 thousand consolidated income tax expense in the prior year period. The domestic income tax benefit in the current period was primarily due to the favorable impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, specifically regarding refundability of previously paid alternative minimum tax incurred in the current and prior year periods.

Loss from Continuing Operations. Our loss from continuing operations for the three months ended March 31, 2018 was $0.8 million, or $0.09 loss per basic and diluted share, compared to a net loss from continuing operations for the three months ended March 31, 2017 of $2.2 million, or $0.24 loss per basic and diluted share.

(Loss) Income from Discontinued Operations, Net of Income Taxes. During the three months ended March 31, 2018, we incurred approximately $0.2 million of additional legal, disclosure, and income tax expenses related to the sale of our Content Delivery business. Prior year income from discontinued operations, net of income taxes was attributable to both our Content Delivery business, which we sold in December 2017, and our Real-Time business, which we sold in May 2017.

We recorded $0.2 million and $0.1 million of income tax expense within our Discontinued Operations during the three months ended March 31, 2018 and 2017, respectively. The income tax expense in both periods is primarily related to U.S. State income tax expense and foreign income tax expense in jurisdictions where we do not have available NOLs. We have adequate federal net operating loss carryforwards (“NOLs”) to offset the taxable income generated by the sale of our Content Delivery business during the three months ended March 31, 2018; however we do not have adequate State NOLs to offset all of our taxable state income generated by the sale of our Content Delivery business.

Results of Operations for the Nine months ended March 31, 2018 Compared to the Nine months ended March 31, 2017

General and Administrative. General and administrative expenses were $6.5 million for the nine months ended March 31, 2018, an increase of $1.3 million, or 26.3%, from $5.2 million for the prior year period. This increase was primarily due to (1) $1.6 million in additional share-based compensation expenses resulting primarily from the acceleration of restricted share award vesting due to the sale of our Content Delivery business on December 31, 2017, (2) $0.8 million in additional severance expense primarily related to our former CEO and another senior employee that did not transfer to the Content Delivery business, and (3) $0.5 million in bonuses related to the completion of the sale of our Content Delivery business. These cost increases were partially offset by $1.2 million of lower legal fees related to the following: 1) legal services incurred in advance of the transaction to sell our Real-Time business in the fourth quarter of the prior fiscal year, and 2) prior year stockholder activism and activity. Additionally, we reduced our nine-month period-over-period accounting fees and personnel costs by $0.3 million and $0.1 million, respectively, resulting from lower operating activity and efforts to reduce our operating costs. Following the close of the Content Delivery business on December 31, 2017, which generated many of the aforementioned transaction costs, we anticipate our operating expenses to be lower in the fourth quarter of our fiscal year 2018. We have reduced our staff to minimal levels while we look for strategic investment opportunities.

Interest Income. Interest income in both periods is comprised primarily of interest income available-for-sale investments. Interest income increased in the current period relative to the prior period due to our increase in cash and available-for-sale investments as a result of the sale of our Real-Time business in May 2017 and Content Delivery business in December 2017.

(Benefit) Provision for Income Taxes. We recorded a consolidated income tax benefit of $1.1 million for the nine months ended March 31, 2018 compared to a $31 thousand consolidated income tax expense in the prior year period. The domestic income tax benefit in the current period was primarily due to the favorable impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, specifically regarding refundability of previously paid alternative minimum tax incurred in the current and prior year periods.

Loss from Continuing Operations. Our loss from continuing operations for the nine months ended March 31, 2018 was $5.1 million, or $0.53 loss per basic and diluted share, compared to a net loss for the nine months ended March 31, 2017 of $5.2 million, or $0.56 loss per basic and diluted share. The period-over-period decrease in basic and diluted loss per share resulted from a period-over period increase in weighted average shares outstanding.

(Loss) Income from Discontinued Operations, Net of Income Taxes. We sold our Content Delivery business on December 31, 2017 and our Real-Time business in May 2017. As a result, the $22.9 million of income from discontinued operations, net of income taxes includes a $22.6 million gain on the sale of our Content Delivery business during the nine months ended March 31, 2018.

We recorded $0.8 million and $0.4 million of income tax expense within our Discontinued Operations during the nine months ended March 31, 2018 and 2017, respectively. The income tax expense in both periods is primarily related to U.S. State income tax expense and foreign income tax expense in jurisdictions where we do not have available NOLs. We have adequate federal NOLs to offset the taxable income generated by the sale of our Content Delivery business during the nine months ended March 31, 2018; however we do not have adequate State NOLs to offset all of our taxable state income generated by the sale of our Content Delivery business.

Liquidity and Capital Resources

Our future liquidity will be affected by, among other things:

•	our future access to capital;

•	our exploration and evaluation of strategic alternatives;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	our ongoing operating expenses; and

•	potential liquidation of the company pursuant to an organized plan of liquidation.

Uses and Sources of Cash

Cash Flows from Operating Activities

We used $7.6 million and generated $2.2 million of cash from operating activities during the nine months ended March 31, 2018 and 2017, respectively. Operating cash flows during the nine months ending March 31, 2018 were primarily attributable to the timing of payments made against our accounts payable to settle the previous year’s transaction costs related to the sale of our Real-Time business, inventory purchases and accrued compensation, coupled with losses from continuing operations. Operating cash flows during the nine months ended March 31, 2017 were primarily attributable to the collection of accounts receivable for sales shipped late in the prior year, offset by the current period net loss.

Cash Flows from Investing Activities

During the nine months ended March 31, 2018, we generated $28.3 million of cash from the sale of our Content Delivery business and $11.7 million of cash from the maturity of available-for-sale securities. During the same period, we invested $18.6 million in available-for-sale investments. Subsequent to the sale of our Content Delivery business, we broadened our investment portfolio from mostly short-term government securities and commercial paper to also include corporate debt and equity securities. This shift in investments was for the purpose of improving our return on the proceeds from the recent sales of our operating businesses while we evaluate strategic alternatives. During the same period in the prior year, we invested $2.4 million in highly liquid commercial paper and U.S. Treasury bills with original maturities of more than 3 months but no more than 12 months.

We invested $0.3 million and $0.7 million in property and equipment during the nine months ended March 31, 2018 and 2017, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development groups and (2) demonstration systems used by our sales and marketing group. We have no plans for material capital expenditures for the remaining periods of our 2018 fiscal year.

Cash Flows from Financing Activities

On January 2, 2018, we purchased 41,566 shares from certain non-Section 16 employees whose shares vested due to the change in control triggered by the sale of our Content Delivery business on December 31, 2017. The $239 thousand repurchase of shares at $5.76 per share was approved by the Board of Directors on a one-time basis to facilitate employees’ payment of payroll withholding taxes due upon vesting of the shares. Shares were repurchased from employees only to the extent required to fund minimum required withholding taxes based on the closing price nearest to the December 31, 2017 vest date.

On March 5, 2018, we announced that our Board of Directors has authorized the repurchase of up to one million shares of the Company’s common stock. Repurchases will be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We repurchased 312,524 shares for a total cost of $1.6 million during the period ended March 31, 2018.

We paid two quarterly cash dividends, each for $0.12 per share, during the first two quarters of our nine-month period ended March 31, 2018, compared to three quarterly cash dividends, each for $0.12 per share, for each of the three quarters of our nine-month period ended March 31, 2017. We also paid less than $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each period. Additionally, in January 2018, as a result of the acceleration of vesting of substantially all of our previously unvested restricted stock triggered by the sale of our Content Delivery business, we paid $0.3 million of previously accrued dividends in January 2018. On October 27, 2017, we announced the Board of Directors’ decision to suspend future dividends after the payment of the December 2017 quarterly dividend while the Board of Directors and its Investment Committee consider potential acquisition targets and alternative uses of our remaining assets.

Although we do not have any outstanding debt or borrowing facilities in place at March 31, 2018, we periodically review the need for credit arrangements. Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months from the date of issuance of this quarterly report.

We had working capital (current assets less current liabilities) of $62 million and $61.1 million of cash, cash equivalents and available-for-sale investments at March 31, 2018, compared to working capital of $45.3 million and $42.3 million cash, cash equivalents and available-for-sale investments at June 30, 2017. At March 31, 2018, we had no material commitments for capital expenditures.

As of March 31, 2018, less than 0.1% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances and available-for-sale-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of March 31, 2018.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, our potential liability for any indemnification claim related to the sale of the Real-Time business or Content Delivery business and the timing of release of amounts subject to escrow in connection with either transaction; the ability of the Board of Directors and Investment Committee to identify a suitable acquisition target and the Company’s ability to consummate a transaction with such target; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: uncertainty caused by the Company’s suspension of trading on The Nasdaq Stock Market and transfer of stock listing to the OTCQB Market; the process of evaluation of strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more businesses, our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; changes in and related uncertainties caused by changes in applicable tax laws, the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; and the availability of debt or equity financing to support any liquidity needs; global terrorism; earthquakes, tsunamis, floods and other natural disasters.

Other important risk factors that could cause actual results to differ from any forward-looking statements made in this report are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed on September 20, 2017 and the section titled “Risk Factors Relating to the Proposal to Approve the Asset Sale” in our Definitive Proxy Statement filed on November 6, 2017.

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

Evaluation of Controls and Procedures

We conducted an evaluation as of March 31, 2018, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation. However, we are, from time to time, party to various routine legal proceedings arising out of our business.

Item 1A. Risk Factors

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed on September 20, 2017, our Quarterly Report on Form 10-Q for the period ended December 31, 2017 filed on February 14, 2018, and in “Risk Factors Relating to the Proposal to Approve the Asset Sale” of our Definitive Proxy Statement filed on November 6, 2017. Except as discussed below, there have been no material changes to our risk factors as previously disclosed.

Trading on the OTCQB Venture Marketplace may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB Venture Marketplace operated by the OTC Markets Group. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a stock exchange like the Nasdaq Stock Market or New York Stock Exchange. Accordingly, our stockholders may have difficulty reselling any of their shares.

We may be unable to relist our common stock on the Nasdaq Stock Market or any other exchange.

In order to have our common stock resume trading on the Nasdaq Stock Market or another exchange, we will need to reapply to Nasdaq or such other exchange to have our stock listed. The application process can be lengthy, and there is no assurance that Nasdaq or such other exchange will relist our common stock. If we are unable to relist our common stock, or even if our common stock is relisted, no assurance can be provided that an active trading market will develop or, if one develops, will continue.

Changes in market conditions may impact any stock repurchases, and stock repurchases could increase the volatility of the price of our common stock.

On March 5, 2018, we announced that our Board of Directors has authorized the repurchase of up to 1 million shares of the Company’s common stock. Repurchases will be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. To the extent the Company engages in stock repurchases, such activity is subject to market conditions, such as the trading prices for our stock, as well as the terms of any stock purchase plans intended to comply with Rule 10b5-1 or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors, in its discretion, may resolve to discontinue stock repurchases at any time.

Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but short-term stock price fluctuations can reduce the program’s effectiveness.

Recently enacted tax legislation may impact our ability to fully utilize any net operating loss carryforwards generated after 2017 to fully offset our taxable income in future periods.

On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted. Beginning in 2018, the TCJA generally will, among other things, permit us to offset only 80% (rather than 100%) of our taxable income with any net operating losses we generate after 2017. Net operating losses subject to these limitations may be carried forward by us for use in later years, subject to these limitations. These tax law changes could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes. The TCJA also includes provisions that, beginning in 2018, reduce the maximum federal corporate income tax rate from 35% to 21% and eliminate the alternative minimum tax, which would lessen any adverse impact of the limitations described in the preceding sentences.

We may be subject to lawsuits relating to Section 16 of the Exchange Act based on certain transactions in our common stock and derivative securities referencing our common stock.

In the past, our largest stockholder, JDS1, LLC has disgorged “short-swing” profits to the Company, which is a term that describes certain profits of Section 16 reporting persons realized from transactions in common stock or derivative securities during a specified time period that are subject to disgorgement under Section 16 of the Exchange Act. The Company continuously reviews transactions by JDS1, LLC (and other Section 16 reporting persons to the extent such transactions occur) in our common stock and derivative securities referencing our common stock for additional transactions that may be subject to Section 16 and require disgorgement. We have received letters from lawyers purporting to represent stockholders of the Company regarding additional transactions of JDS1, LLC. Our Board of Directors has established a special committee consisting of directors David Nicol and Dilip Singh to review whether any additional amounts are subject to disgorgement from JDS1, LLC under Section 16 of the Exchange Act and to oversee recovery of any such amounts. While the Company has taken the steps described above to address transactions of Section 16 reporting persons, there can be no assurance that related litigation will not arise, including litigation initiated by the stockholders that have contacted the Company regarding these transactions. Any related litigation that arises may require the Company to expend significant financial and managerial resources.

Equity Price Risk

We are exposed to market risk primarily through changes in fair value of available-for-sale fixed maturity and equity securities in which the Company invests. We follow an investment strategy approved by our Board of Directors’ Investment Committee which sets certain restrictions on the amount of securities that we may acquire and our overall investment strategy.

Market prices for fixed maturity and equity securities are subject to fluctuation, as a result, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Because our fixed maturity and equity securities are classified as available-for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects an other-than-temporary impairment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c. Purchases of Equity Securities by the Issuer and affiliated purchasers.

			Total Number of
			Shares Purchased	Maximum Number
	Total Number	Average Price	as Part of the	of Shares that May
	of Shares	Paid	Publicly Announced	Yet Be Purchased
Period	Purchased	Per Share	Program	Under the Program

January 2018 (1)	41,566	$5.76	-
March 2018 (2)	312,524	$5.12	312,524	687,476
Total	354,090	$5.20	312,524	687,476

(1)	On January 2, 2018, the Company purchased 41,566 shares from certain employees whose shares vested due to the change in control triggered by the sale of our Content Delivery business on December 31, 2017. The repurchase of shares was approved by the Board of Directors on a one-time basis to facilitate employees’ payment of payroll withholding taxes due upon vesting of the shares. Shares were repurchased from employees only to the extent required to fund minimum required withholding taxes based on the closing price nearest to the December 31, 2017 vest date. Section 16 officers were prohibited from participating in this employee share repurchase.

(2)	On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases are made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

From April 1 through May 3, 2018, we repurchased an additional 354,336 shares of our common stock, bringing the total shares repurchased this fiscal year to 708,426 at average of $5.12 (of which 666,860 shares were repurchased under the stock repurchase plan described in footnote 2 above).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Document

2.1	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2017).

2.2	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

2.3	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Amended and Restated Bylaws of CCUR Holdings, Inc., as adopted on January 2, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

35

10.1

Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of February 15, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 15, 2018).

10.2†**	Consulting Agreement between CCUR Holdings, Inc. and Wayne Barr, Jr., dated as of February 13, 2018.

10.3†	Separation and Consulting Agreement and General Release of Claims between Concurrent Computer Corporation and Derek Elder, dated as of December 31, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2018)

10.4†

Consulting Agreement between Concurrent Computer Corporation and Spartan Advisors, Inc., dated as of January 1, 2018 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 2, 2018)

10.5†

First Amendment to Employment Agreement dated January 30, 2018 between CCUR Holdings, Inc. and Warren Sutherland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2018).

10.6†	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.7†**	Amended and Restated 2011 Stock Incentive Plan (as amended on February 8, 2018 by the Board of Directors solely to reflect the Company’s name change effective January 2, 2018).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

†	Indicates management contract or compensatory plan.
*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2018	CCUR Holdings, Inc.

By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial and Accounting Officer)

37

Exhibit Index

Exhibit	Description of Document

2.1	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2017).

2.2	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

2.3	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Amended and Restated Bylaws of CCUR Holdings, Inc., as adopted on January 2, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

38

10.1

Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of February 15, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 15, 2018).

10.2†**	Consulting Agreement between CCUR Holdings, Inc. and Wayne Barr, Jr., dated as of February 13, 2018.

10.3†	Separation and Consulting Agreement and General Release of Claims between Concurrent Computer Corporation and Derek Elder, dated as of December 31, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2018)

10.4†

Consulting Agreement between Concurrent Computer Corporation and Spartan Advisors, Inc., dated as of January 1, 2018 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 2, 2018)

10.5†

First Amendment to Employment Agreement dated January 30, 2018 between CCUR Holdings, Inc. and Warren Sutherland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2018).

10.6†	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.7†**	Amended and Restated 2011 Stock Incentive Plan (as amended on February 8, 2018 by the Board of Directors solely to reflect the Company’s name change effective January 2, 2018).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

†	Indicates management contract or compensatory plan.
*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

39