Form 10-K
period 2018-06-30
CCUR Holdings, Inc.
filed 2018-09-07
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 001-37706

CCUR Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2735766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4375 River Green Parkway, Suite 210, Duluth, Georgia 30096

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 305-6435

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	OTCQB Venture Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company  ☒    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $44,019,780 based upon the closing price of $5.76 of the registrant’s common stock as reported by the NASDAQ Global Market on December 29, 2017 (common stock commenced trading on the OTCQB Venture Market on March 27, 2018). There were 9,168,070 shares of the registrant’s common stock outstanding as of September 4, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement to be used in connection with the Registrant's 2018 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CCUR Holdings, Inc. Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2018

PART I

Cautionary Statement Regarding Forward-Looking Statements

When we use the terms “CCUR,” “the Company,” the “Registrant”, “we,” “our,” and “us,” we mean CCUR Holdings, Inc. and its subsidiaries. CCUR Holdings was formerly known as Concurrent Computer Corporation and changed its name on January 2, 2018.

Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, our potential liability for any indemnification claim related to the sale of the Real-Time business or Content Delivery business and the timing of release of amounts subject to escrow in connection with the Content Delivery transaction; the ability of the Board of Directors and Investment Committee to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate a transaction with such acquisition targets; our ability to successfully develop our real estate operations, the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: uncertainty caused by the Company’s suspension of trading on The Nasdaq Stock Market and subsequent transfer of our stock listing to the OTCQB Venture Market; the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more businesses, our ability to utilize our net operating losses to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Service; changes in and related uncertainties caused by changes in applicable tax laws, the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods and other natural disasters.

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

Item 1. Business.

Overview

On December 31, 2017, we completed the sale of our content delivery and storage business (the “Content Delivery business”) and other related assets to Vecima Networks, Inc. (“Vecima”) pursuant to an Asset Purchase Agreement dated as of October 13, 2017 (the “CDN APA”) between the Company and Vecima. Substantially all assets and liabilities associated with the Content Delivery business were assigned to Vecima as part of the transaction. The Content Delivery business provided advanced applications focused on storing, protecting, transforming, and delivering high value media assets and served industries and customers that demand uncompromising performance, reliability and flexibility to gain a competitive edge, drive meaningful growth and confidently deliver best-in-class solutions that enrich the lives of millions of people around the world every day. The Content Delivery business consisted of (1) software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network and (2) Aquari™ Storage, a unified scale-out storage solutions product that is ideally suited for a wide range of enterprise IT and video applications. Results of our Content Delivery business are retrospectively reflected as a discontinued operation in our consolidated financial statements for all periods presented (see Note 4 to the consolidated financial statements). Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

In May 2017, we sold our Real-Time business consisting of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined to Real-Time, Inc. (the “RT Purchaser”) pursuant to an Asset and Share Purchase Agreement (the “RT APA”). These real-time products were sold to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world. Results of our Real-Time business are retrospectively reflected as a discontinued operation in our consolidated financial statements for all periods presented (see Note 4 to the consolidated financial statements). Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

A special committee of the Board, the Investment Committee, was established upon the signing of the CDN APA for the purpose of considering alternative means to deploy the proceeds of the sale of the Content Delivery business and other corporate assets to maximize long-term value for our stockholders. Such alternatives include, but are not limited to, evaluating opportunities to acquire all or a controlling interest in one or more operating businesses or assets intended to provide attractive returns for our stockholders and that are intended to result in appreciation in value, a more liquid trading market for our stock, and enhance our ability to utilize our existing U.S. federal net operating loss carryforwards (“NOLs”). Other than the restrictions set forth in the relevant non-competition and non-solicitation agreement executed by the Company in connection with the disposition of our prior operations, there are no restrictions on the transactions that we can pursue, including with respect to industry sector and geographic location.

We are actively pursuing business opportunities, including the acquisition of new businesses or assets, as well as developing and managing our current business and assets. We continually identify and evaluate a wide range of opportunities in an effort to reinvest the proceeds of our 2017 business dispositions and maximize use of other assets such as our NOLs. We believe that these activities will enable us to identify, acquire and grow businesses and assets that will maximize value for all of our stockholders.

As part of this effort, our senior management spends a significant portion of its time evaluating potential acquisition and strategic opportunities. We have received referrals with respect to and have performed due diligence assessments on multiple target companies and strategic opportunities in a variety of industries.  We work with several financial advisors and consultants on a non-exclusive basis and have been able to filter leads and referrals through diverse channels enabling us to review a wide range of opportunities in a variety of industries. We have not focused our acquisition and strategic efforts on any specific industry, focusing instead on identifying well-priced businesses and assets that we believe have significant growth potential.

Our acquisition process is focused on identifying fairly- to under-valued businesses that have growth potential. Due to current market conditions, we have faced significant competition from strategic and, in particular, financial buyers which in many instances have raised seller valuation expectations above what we consider to be attractive levels for us and our stockholders. We continue to believe that fairly- and under-valued opportunities exist and are attainable and do not intend to pursue what we consider to be overvalued businesses and assets that we believe may not deliver the levels of returns that we target.

In addition to its pursuit of acquisition opportunities the Investment Committee is tasked with creating operating activities and businesses that will enhance stockholder value. To that end, during fiscal year 2018, the Company began developing a real estate operation initially through making a number of commercial loans secured by real property. Based on the success of these activities, including the yield characteristics of these loans, and management’s experience in the real estate area, the Company recently created Recur Holdings LLC, a Delaware limited liability company wholly owned by the Company, through which the Company will hold and manage its existing and future real estate operations. At this time the Company does not expect any significant increase in expenses for its real estate operations as its existing management team has significant experience in this sector and believes they can manage the business without adding additional staffing resources. As these operations grow, we plan to leverage our contacts and potential strategic partnerships to help source continued opportunities for this business. As a part of its real estate operations, the Company plans to continue to assess opportunities to create value through real property ownership, financing and/or development, among other strategies. The Company intends to continue to build on its current operations through its newly formed subsidiary while it continues to evaluate acquisition and strategic opportunities (inside or outside the real estate sector).

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Corporation.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) available, free of charge, on the Investors page of our website (www.ccurholdings.com), under the ‘Company’ tab then ‘Investors’ then ‘SEC Filings’, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the SEC. Copies of these documents will be furnished without charge upon written request delivered to the following address: Attn: Corporate Secretary, 4375 River Green Parkway, Suite 210, Duluth, Georgia 30096. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Employees

As of June 30, 2018, we had three employees, all located in the United States. Our employees are not unionized.

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

The risk factors below contain forward-looking statements regarding CCUR. Actual results could differ materially from those set forth in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

$1.45 million of the net proceeds that we received from the sale of the Content Delivery business remains subject to uncertainties.

Pursuant to the CDN APA, $1.45 million of the purchase price payable by Vecima at closing has been placed into escrow and is subject to loss, in whole or in part after the closing, if Vecima successfully asserts claims for indemnification pursuant to the indemnification provisions of the CDN APA. Furthermore, we may have unforeseen liabilities and expenses that must be satisfied from the after-tax net proceeds of the Content Delivery business sale, leaving less to fund our continuing operations.

The CDN APA may expose us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify Vecima for breaches of any representation, warranty, or covenant made by us in the CDN APA for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. Indemnification claims by Vecima would reduce the amount of the escrow amount that we receive upon termination of our escrow agreement and could have a material adverse effect on our financial condition. Even if the escrow amount is fully paid to us upon termination of the escrow agreement on December 31, 2018 (which amount is subject to reduction for any indemnification claims finalized or pending), we will still be subject to direct payment of any subsequent indemnification claims, if any, permitted under the CDN APA. Other than in the event of fraud or willful misconduct, we will not be obligated to indemnify Vecima for any breach of the representations, warranties or covenants made by us under the CDN APA until the aggregate amount of claims for indemnification exceed $100 thousand. In the event that claims for indemnification for breach of representations, warranties or covenants made by us under the CDN APA exceed this threshold, we will be obligated to indemnify Vecima for any damages or loss resulting from such breach up to five percent (5%) of the final purchase price paid by Vecima pursuant to the CDN APA; provided, however, that this cap does not apply to damages or losses based on or arising out of fraud or willful misconduct.

The RT APA may expose us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify the RT Purchaser for breaches of any representation, warranty, or covenant made by us in the RT APA for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. Indemnification claims by the RT Purchaser could have a material adverse effect on our financial condition. Other than in the event of certain specifically identified indemnification claims or claims arising from (i) intentional misrepresentations, fraud or criminal matters or (ii) breaches or inaccuracies of any fundamental representations set forth in the RT APA , we will not be obligated to indemnify the RT Purchaser for any breach of the representations, warranties or covenants made by us under the RT APA until the aggregate amount of claims for indemnification exceed $350 thousand. In the event that claims for indemnification for breach of representations, warranties or covenants made by us under the RT APA exceed this threshold, we will be obligated to indemnify the RT Purchaser for any damages or loss resulting from such breach up to $2 million, provided, however, that this cap does not apply to certain specifically identified indemnification claims and any claims arising out of fraud or breaches and inaccuracies in the fundamental representations set forth in the RT APA.

Stockholders are not guaranteed any of the proceeds from the sales of the Content Delivery and Real-Time businesses.

Our Board of Directors has instructed the Investment Committee to evaluate options to maximize the value of our continuing operations and assets, including identifying potential business and asset acquisitions that provide opportunities for appreciation in value. If the Investment Committee is unable to identify suitable acquisition or asset targets that are appropriately valued or other business opportunities that will provide increased value for our continuing operations, we may consider alternatives for returning capital to stockholders while we wind up our affairs. If we wind up our affairs and liquidate under applicable law, our NOLs will be forfeited.

Management and the Board of Directors could spend or invest the Company’s capital in ways with which some of our stockholders may not agree.

Our management could spend or invest the Company’s capital in ways with which some of our stockholders may not agree. The Board of Directors may authorize such spending or investment without seeking stockholder approval to the extent permitted by our amended and restated certificate of incorporation, amended and restated bylaws and/or other applicable governing documents. The investment of the Company’s capital may not yield a favorable return. Investments which yield a higher return may also subject us to incremental risk as compared to government securities or other existing investments.

The Company may be subject to additional regulatory rules and regulations as it develops and expands its operations or consummates any business or asset acquisitions, which may cause the Company to incur increased costs to satisfy its compliance requirements or penalties if the Company is unable to satisfy those requirements in a timely manner; the Company may also alter its business structure or status to align its compliance requirements and costs with its continuing operations and business strategy.

As the Company develops and expands its continuing operations and considers the acquisition of new business and assets it continues to assess whether (i) such expansion and development of its continuing operations or potential new business opportunities would subject the Company to additional federal or state law rules and regulations and, if so, the expenses and resources necessary to satisfy those compliance requirements and (ii) its continuing compliance requirements and costs are aligned with its continuing operations and business strategy. The Company may incur significant expenses in making such assessments and implementing any modifications designed to bring its further developed and expanded continuing operations and any acquired new businesses and assets into compliance with applicable federal or state rules and regulations that become applicable to the Company as the result of such activity. I If the Company is unable to meet any new compliance requirements or to do so in a timely manner it may face penalties or other enforcement remedies from the applicable regulatory entity.

Further, the Company continues to assess its continuing regulatory costs and expenses following the disposition of its prior businesses to determine whether such costs and expenses are aligned with and necessary to its continuing operations, resources and business strategy. The Company may elect to modify its business structure or status, forego a business or acquisition opportunity or take other action it deems appropriate to remain under or obtain exemption from any compliance requirements it deems to be misaligned with its continuing operations, business strategy or resources. Any such changes may initially require significant expenses and staff resources or create uncertainty or negative market perceptions about us or our securities.

There can be no assurances that we will be successful in reinvesting the Company’s assets or that the businesses and assets in which we invest, if any, will allow us greater ability to utilize our existing NOLs.

There can be no assurance that we will, or we will be able to, identify and successfully complete any business or asset acquisitions. The process to identify potential business opportunities and acquisition targets, to investigate and evaluate the future returns therefrom and business prospects thereof and to negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly. We have encountered and are likely to continue to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, leveraged buyout funds, investment firms with significantly greater financial and other resources and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience identifying and executing such transactions. Our financial resources and human resources may be relatively limited when contrasted with many of these competitors. As a result, we may be at a competitive disadvantage with such entities as we seek to identify and acquire additional businesses and assets. Further, managing and growing acquired businesses and assets could require higher corporate expenses, which could also affect our ability to offer competitive terms for any potential acquisition of such businesses or assets.

While we believe that there are several categories of target businesses that we could potentially acquire or invest in, our ability to compete to acquire target businesses that are relatively sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and business opportunities and there can be no assurances that any additional financing will be available to us on acceptable terms, or at all. Even if we are successful in acquiring additional businesses or assets, there can be no assurances that such businesses or assets will produce results allowing us greater ability to utilize our NOLs.

In addition, we will incur operating expenses, resulting from payroll, board fees, legal, audit and tax services, rent and other overhead and professional fees, while we are evaluating business and acquisition opportunities. These expenses may reduce the overall returns realized or at least affect the initial value derived from any acquired businesses or assets or other business transactions.

We may consider potential business or asset acquisitions in different industries, and stockholders may have no basis at this time to ascertain the merits or risks of any business or asset that we may ultimately operate or acquire.

Our business strategy contemplates the potential acquisition of one or more operating businesses or other assets that we believe will provide better returns on equity than our previous businesses and, except for the restriction on our ability to compete with our former Real-Time and Content Delivery businesses (pursuant to the terms of the respective purchase agreements), we are not limited to acquisitions in any particular industry or of any type of business or asset. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of a target business or asset with which we may ultimately effect a business combination, acquisition or other investment. Although we will seek to evaluate the risks inherent in a particular business or acquisition opportunity, we cannot assure stockholders that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to assess. We may pursue business combinations, asset acquisitions or investments that do not require stockholder approval and, in those instances, stockholders will most likely not be provided with an opportunity to evaluate the specific merits or risks of any such transaction before we become committed to the transaction.

Resources will be expended in researching potential acquisitions and investments that might not be consummated.

The investigation of target businesses and assets and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments have and will continue to require substantial management time and attention in addition to costs for accountants, attorneys and others engaged from time to time to assist management. If a decision is made not to complete a specific business combination, asset acquisition or other investment, the costs incurred up to that point relating to the proposed transaction likely would not be recoverable and would be borne by us. Furthermore, even if an agreement is reached relating to a specific opportunity, we may fail to consummate the transaction for any number of reasons, including those beyond our control.

Subsequent to an acquisition or business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause stockholders to lose some or all of their investments.

Even if we conduct extensive due diligence on a target business with which we combine or an asset which we acquire, we cannot assure stockholders that this diligence will identify all material issues that may be present with respect to a particular target business or asset, that it would be possible to uncover all material issues through a customary and reasonable amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or associated with a target asset, or by virtue of our obtaining debt financing in connection with our future operations. Accordingly, stockholders could suffer a significant reduction in the value of their shares.

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
•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our NOLs and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination or acquire assets, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders' investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur indebtedness, we may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination or asset acquisition are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay any declared dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate or intend to operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage the target business.

When evaluating a prospective target business, even with diligent efforts we may not be able to fully assess the performance of the target business’ management either due to necessary restraints on time, resources or information. Moreover, when assessing private companies it may be difficult to assess how well a target company’s management will be able to adjust to operating within the confines of a public company structure. Our assessment of the capabilities of the target's management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target's management not possess the skills, qualifications or abilities necessary to manage such business or operate within the confines of a public company, the operations and profitability of the post-combination business may be negatively impacted.

We may attempt to complete business combinations with private companies about which limited information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business acquisition strategy, we may seek to effectuate business combinations with privately held companies. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we expect, if at all.

We may be required to expend substantial sums in order to bring the companies we acquire into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls should we acquire any companies. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We may make acquisitions or investments where we do not own all or a majority of the target enterprise.

We may make acquisitions or investments where we do not own all or a majority of the target enterprise. We may engage in such acquisitions or make such investments where we desire the target management to continue to have a significant equity incentive to grow and ensure the profitability of the target business. We may also make such acquisitions or investments where we do not have sufficient financial resources to acquire all of the equity in the target company or where the target has price requirements that we are unwilling to meet at the time of the acquisition or investment. Our minority or less than 100% ownership subjects us to risks that we do not completely control the target company and its results of operations, business condition or prospects may be materially adversely impacted by the decisions of the other equity owners or the difficulty of negotiating among equity owners.

We will be unable to compete with the Content Delivery business or the Real-Time business for a period of three years after the date of the closing of the sale of each respective business.

In connection with the closing of the sale of the Content Delivery business and the closing of the sale of the Real-Time business, we agreed to be bound by restrictive covenants for a period of three years following the closing of each respective transaction, which provide that until the third anniversary following the applicable transaction closing, we will not:

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

We incurred losses from continuing operations of $6.8 million and $4.7 million in fiscal years ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $151.8 million. We may have difficulty sustaining profitable operations and incur additional net losses in the future.

Any weaknesses identified in our system of internal controls by us or our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act requires that companies evaluate and report on their systems of internal control over financial reporting. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be significant deficiencies or material weaknesses that would be required to be reported in future periods. Any control deficiency that we may identify in the future could adversely affect our stock price, results of operations or financial condition.

We face risks associated with the trend of increased stockholder activism.

Publicly-traded companies have increasingly become subject to campaigns by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. Given our significant cash and other asset balances as of June 30, 2018, market capitalization and other factors, it is possible that stockholders may in the future attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by activist stockholders would be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.

A failure to detect fraud in the business could be serious.

While we are confident that we have comprehensive controls in place, there can be no assurances that all business fraud will be detected and/or thwarted. A loss related to fraud, especially an uninsured loss, could have an adverse effect on our business.

The financial impacts of the Tax Cuts and Jobs Act in the U.S. could be materially different from our current estimates and may adversely affect our operations.

On December 22, 2017, President Donald J. Trump signed the Tax Cuts and Jobs Act (“TCJA” or “the Act”), which enacted the most comprehensive U.S. tax reform legislation in over thirty years. The TCJA includes numerous changes in the U.S. tax code that could affect our business, such as:

•	A permanent reduction to the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;
•	New limitations on business deductions, including meals and entertainment expense and interest expense;
•	Indefinite carryforward periods for net operating losses generated after December 31, 2017, albeit with a new limitation in usage each year to 80% of taxable income;
•	A new approach to the treatment of foreign subsidiaries’ earnings, including a one-time repatriation tax (“Transition Tax”) on foreign subsidiaries’ earnings as of November 2, 2017 or December 31, 2017 (the larger of the two dates). This will be followed by a new system for foreign subsidiaries’ earnings in years beginning after December 31, 2017 for global intangible low-taxed income (“GILTI”). GILTI will be based on the annual aggregate foreign subsidiaries’ earnings in excess of certain qualified business asset investment returns.
•	Elimination of the Alternative Minimum Tax (“AMT”) system for tax years beginning after December 31, 2017, along with provisions for obtaining a refund for any existing AMT credits no later than tax years beginning before January 1, 2022.

•	Creation of a new base-erosion, anti-abuse tax (“BEAT”) and a new taxation mechanism for foreign-derived intangible income (“FDII”) for years beginning after December 31, 2017.

Given the complexity of the Act, we have not finalized the accounting for the income tax effects of some of the provisions of the TCJA. This includes the provisional amounts in the fiscal year 2018 financials regarding the remeasurement of deferred tax assets to the new corporate tax rate and the Transition Tax. Additionally, we are working with our tax advisors to analyze the impact of the new GILTI, FDII, and BEAT taxing regimes that are effective beginning for our fiscal year 2019, as well as other provisions of the Act. The final provisional impacts of the Act may materially differ from the estimates provided in the fiscal year 2018 financials due to, among other things: changes in interpretations of the Act, legislative action to address technical corrections to the Act or address other questions from the Act, changes in accounting standards or interpretations related to income taxes, or any change in estimates that we have used in calculating the provisional amounts. As a result, our financial position, results of operations, and cash flows could be adversely affected.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such shortfall is determined would result. Such a charge to expense could have a material and adverse effect on our results of operations for the applicable period.

As of both June 30, 2018 and 2017, our U.S. and foreign deferred tax assets are fully reserved. Changes to our business in the future may require a release of our valuation allowances, which would result in additional tax benefits that would improve our net income. See Note 8 to the consolidated financial statements for further discussion.

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

Additionally, see the risk factor below that discusses our formal amendment to our certificate of incorporation adopted by our stockholders at our 2017 Annual Meeting of Stockholders held on October 25, 2017 designed to limit our exposure to an ownership change and as further discussed in Note 9 to the consolidated financial statements.

We may engage in future acquisitions that dilute the ownership interest of our stockholders, cause us to incur debt or assume contingent liabilities or present other challenges, such as integration issues, for our business, which if not successfully resolved would adversely affect our business.

We are currently reviewing acquisition prospects and in the event of any future acquisitions, we could issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. These actions could materially adversely affect our operating results, financial condition and cash flows. Acquisitions also entail numerous risks, including:

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

From time to time we complete an analysis of the ownership changes in our stock pursuant to Section 382 of the Internal Revenue Code. As of June 30, 2018, the ownership change was 37.40%, compared to 22.3% as of June 30, 2017. Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its NOLs and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of CCUR stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Outside of the rights granted to us through the tax preservation plan approved by stockholders at our 2017 Annual Meeting of Stockholders, these transactions may be beyond our control particularly if the tax preservation plan expires. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our NOLs to offset future taxable income. We could lose all or a substantial part of the benefit of our accumulated NOLs if an ownership change pursuant to Section 382 does occur.

Recently enacted tax legislation may impact our ability to fully utilize any NOLs generated after calendar year 2017 to fully offset our taxable income in future periods.

Beginning in calendar year 2018, the TCJA generally will, among other things, permit us to offset only 80% (rather than 100%) of our taxable income with any NOLs we generate after calendar year 2017. Net operating losses subject to these limitations may be carried forward by us for use in later years, subject to these limitations. These tax law changes could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes. The TCJA also includes provisions that, beginning in 2018, reduce the maximum federal corporate income tax rate from 35% to 21% and eliminate the alternative minimum tax, which would lessen any adverse impact of the limitations described in the preceding sentences.

Trading on the OTCQB Venture Market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB Venture Market operated by the OTC Markets Group. Trading in stock quoted on the OTCQB market is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB market is not a stock exchange, and trading of securities on the OTCQB market is often more sporadic than the trading of securities listed on a stock exchange like the Nasdaq Stock Market or the New York Stock Exchange. Accordingly, our stockholders may have difficulty reselling any of their shares.

We may be unable to relist our common stock on the Nasdaq Stock Market or any other exchange.

If the Board of Directors determines that it is in the best interests of the Company to resume trading our common stock on the Nasdaq Stock Market or trading on another stock exchange if and when we meet the applicable listing requirements, we will need to reapply to Nasdaq or apply to such other exchange to have our stock listed. The application process can be lengthy, and there is no assurance that Nasdaq or such other exchange will relist our common stock. If we are unable to relist our common stock, or even if our common stock is relisted, no assurance can be provided that an active trading market will develop or, if one develops, will continue.

Changes in market conditions may impact any stock repurchases, and stock repurchases could increase the volatility of the price of our common stock.

On March 5, 2018, we announced that our Board of Directors has authorized the repurchase of up to 1 million shares of the Company’s common stock. Repurchases are made at the discretion of management through open market or privately negotiated transactions or any combination of the same. To the extent the Company engages in stock repurchases, such activity is subject to market conditions, such as the trading prices for our stock, as well as the terms of any stock purchase plans intended to comply with Rule 10b5-1 or Rule 10b-18 of the Exchange Act. The Board of Directors, in its discretion, may resolve to discontinue stock repurchases at any time.

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

We may be subject to lawsuits relating to certain transactions in our common stock and derivative securities referencing our common stock by our largest stockholder, JDS1, LLC.

The Company was reviewing certain transactions by our stockholder JDS1, LLC in our common stock and derivative securities referencing our common stock to evaluate whether those transactions resulted in JDS1, LLC’s realization of “short-swing profits,” as such term is defined in the Exchange Act. Short swing profits references certain profits made by Section 16 filers within a six-month period that are subject to disgorgement under Section 16 of the Exchange Act. JDS1, LLC has previously disgorged short-swing profits to us that were subject to disgorgement. We received letters from counsel to two purported stockholders regarding the transactions under review. Our Board of Directors established a special committee consisting of directors David Nicol and Dilip Singh (the “Special Committee”) to review whether any additional amounts were subject to disgorgement and oversee recovery of any such amounts. The Special Committee determined that additional amounts were subject to disgorgement and those amounts were subsequently recovered from JDS1, LLC. Upon concluding its evaluation of the relevant transactions, the Special Committee was dissolved. The stockholders that contacted the Company regarding the transactions of JDS1, LLC may still decide to pursue litigation in order to disgorge additional amounts if they disagree with the Special Committee’s determination. Any litigation that arises because of the transactions reviewed by the Special Committee may require us to expend significant financial and managerial resources.

We may be subject to price risk associated with equity securities, fixed maturity debt securities and loans involved in our real estate operations.

We are exposed to market risks and fluctuations primarily through changes in fair value of available-for-sale fixed maturity and equity securities in which the Company holds. We follow an investment strategy approved by our Board of Directors’ Investment Committee which sets restrictions on the amount of certain securities and other assets that we may acquire and our overall investment strategy.

Market prices for fixed maturity and equity securities are subject to fluctuation, as a result, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Because our fixed maturity and equity securities are classified as available-for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects an “other-than-temporary” impairment.

We are also subject to risks and fluctuations in the market prices in the real estate market based on the secured real estate loans and assets that the Company holds as a part of its real estate operations. As a result, the amount that the Company may be able to realize upon default of any of its loans collateralized by real property may significantly differ from the reported market value or the value assessed by the Company.

To the extent payment-in-kind (“PIK”) interest constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Certain of our investments include a PIK interest arrangement, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent PIK interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	The higher interest rates of PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•	PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently sublease office space from Vecima’s U.S. subsidiary, Concurrent Technology, Inc. Management considers the facility listed below to be suitable for the purpose(s) for which is used.

Location	Principal Use	Expiration Date of Lease	Approx. Floor Area (Sq. Feet)

4375 River Green Parkway Suite 210 Duluth, Georgia 30096	Corporate Headquarters, Administration	Through 12/31/18 unless terminated earlier on ten days’ notice	4,000

Item 3. Legal Proceedings.

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.

Item 4. Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of executive officers as of the date hereof:

Name	Position	Age
Wayne Barr, Jr.	Executive Chairman and Interim President, Chief Executive Officer	54
Warren Sutherland	Chief Financial Officer	47

Wayne Barr, Jr., Executive Chairman and Interim President, Chief Executive Officer. Wayne Barr, Jr. was appointed to the Board of Directors in August 2016 and as Chairman of the Board in July 2017 until his appointment as Executive Chairman and interim CEO and President in February 2018. Mr. Barr has extensive experience in the telecommunications, technology, and real estate sectors, including being the former managing director of a full-service real estate firm, Alliance Group of NC, LLC, as well as the current principal at Oakleaf Consulting Group, a management consulting firm which he founded in 2001. Mr. Barr has held board memberships at numerous companies, including Anacomp, Leap Wireless International, NEON Communications, Globix Corporation, and nanotechnology company Evident Technologies, and currently serves as a director of HC2 Holdings, Inc. (NYSE: HCHC), Aviat Networks, Inc. (NASDAQ: AVNW), and Alaska Communications, Inc. (NASDAQ: ALSK).

Warren Sutherland, Chief Financial Officer. Mr. Sutherland was appointed as our Chief Financial Officer in May 2017. Prior to that, Mr. Sutherland had served as the Company’s Vice President of Sales Operations, Information Technology and Financial Planning & Analysis since 2016. Mr. Sutherland has more than 17 years of financial and operational leadership experience with public and private companies in the high-tech and fin-tech industries. Mr. Sutherland held various financial management positions at the Company from 2000-2015, including as its Corporate Controller, and then joined Cardlytics, Inc., a fin-tech company, as Vice President of Financial Planning & Analysis for one year before returning to the Company in mid-2016. Mr. Sutherland began his accounting career as an auditor with Arthur Andersen. He is a certified public accountant and holds a Bachelor of Business Administration in Finance and Master of Accountancy, both from the University of Georgia.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective March 27, 2018, our common stock, traded under the symbol “CCUR,” transitioned from trading on the Nasdaq Global Market to the OTCQB Venture Marketplace operated by the OTC Markets Group. The following table sets forth the high and low sales price for our common stock for the periods indicated.

Fiscal Year 2018
Quarter Ended:	High	Low

September 30, 2017	$6.85	$5.62
December 31, 2017	$6.70	$5.39
March 31, 2018	$6.00	$4.62
June 30, 2018	$5.45	$4.68

Fiscal Year 2017
Quarter Ended:	High	Low

September 30, 2016	$6.66	$4.95
December 31, 2016	$6.48	$5.08
March 31, 2017	$5.75	$4.75
June 30, 2017	$7.10	$4.63

On September 4, 2018, the last reported sale price of our common stock on the OTCQB was $4.85 per share. As of September 4, 2018, there were 345 registered holders of record of our common stock.

In fiscal year 2017 we paid four quarterly cash dividends of $0.12 per share of common stock. In fiscal year 2018 we paid two quarterly cash dividends of $0.12 per share of common stock. On October 27, 2017, we announced the Board of Directors’ decision to suspend the Company’s quarterly dividend following the payment of the December 28, 2017 dividend to preserve the Company’s liquidity while the Investment Committee considers potential acquisition targets and alternative uses of the Company’s 2017 sale proceeds and other assets. The Board of Directors will continue to regularly assess our allocation of capital and evaluate whether and when to reinstate the quarterly cash dividend or declare any special dividend.

On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases are made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Act. The repurchase program does not have an expiration date.

The following table sets forth information about the shares of the Company’s common stock that the Company repurchased during the three months ended June 30, 2018:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

April 2018	331,036	$5.02	331,036	356,440
May 2018	73,221	$5.19	73,221	283,219
June 2018	23,679	$5.31	23,679	259,540
Total	427,936	$5.07	427,936	259,540

Item 6. Selected Financial Data

The information required by this item has been omitted as the Company qualifies as a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 7 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein, including in Item 1A. Risk Factors and under the heading “Cautionary Statement Regarding Forward Looking Statements” on page 1 herein.

Overview

On December 31, 2017, we completed the sale of our Content Delivery business and other related assets to Vecima pursuant to the CDN APA. Substantially all assets and liabilities associated with the Content Delivery business were assigned to Vecima as part of the transaction. The Content Delivery business provided advanced applications focused on storing, protecting, transforming, and delivering high value media assets and served industries and customers that demand uncompromising performance, reliability and flexibility to gain a competitive edge, drive meaningful growth and confidently deliver best-in-class solutions that enrich the lives of millions of people around the world every day. The Content Delivery business consisted of (1) software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network and (2) Aquari™ Storage, a unified scale-out storage solutions product that is ideally suited for a wide range of enterprise IT and video applications that require advanced performance, very large storage capacities, and a high degree of reliability.

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

A special committee of the Board, the Investment Committee, was established upon the signing of the CDN APA for the purpose of considering alternative means to deploy the proceeds of the sale of the Content Delivery business and other corporate assets to maximize long-term value for our stockholders. Such alternatives include, but are not limited to, evaluating opportunities to invest in or acquire all or a controlling interest in one or more operating businesses or assets intended to provide attractive returns for our stockholders and intended to result in appreciation in value, a more liquid trading market for our stock and enhance our ability to utilize our existing U.S. federal NOLs. Other than the restrictions set forth in the relevant non-competition and non-solicitation agreement executed by the Company in connection with the disposition of our prior operations, there are no restrictions on the transactions that we can pursue, including with respect to industry sector or geographic location.

We are actively pursuing business opportunities, including the acquisition of new businesses or assets, as well as developing and managing our current business and assets. We continually identify and evaluate a wide range of opportunities in an effort to reinvest the proceeds of our 2017 business dispositions and maximize use of other assets such as our NOLs. We believe that these activities will enable us to identify, acquire and grow businesses and assets that will maximize value for our stockholders.

As part of this effort, our senior management spends a significant portion of its time evaluating potential acquisition and strategic opportunities. We have received referrals with respect to and have performed due diligence assessments on multiple target companies and strategic opportunities in a variety of industries. We work with several financial advisors and consultants on a non-exclusive basis, and have been able to filter leads and referrals through diverse channels enabling us to review a wide range of opportunities in a variety of industries. We have not focused our acquisition and strategic efforts on any specific industry, focusing instead on identifying well-priced businesses and assets that we believe have significant growth potential.

Our acquisition process is focused on identifying fairly- to under-valued businesses that have growth potential. Due to current market conditions we have faced significant competition from strategic and, in particular, financial buyers which in many instances have raised seller valuation expectations above what we consider to be attractive levels for us and our stockholders. We continue to believe that fairly- and under-valued opportunities exist and are attainable and do not intend to pursue what we consider to be overvalued businesses and assets that we believe may not deliver the levels of returns that we target.

In addition to its pursuit of acquisition opportunities, the Investment Committee is tasked with creating operating activities and businesses that will enhance stockholder value. To that end, during fiscal year 2018, the Company began developing a real estate operation initially through making a number of commercial loans secured by real property. Based on the success of these activities, including the yield characteristics of these loans, and management’s experience in the real estate area, the Company recently created Recur Holdings LLC, a Delaware limited liability company wholly owned by the Company, through which the Company will hold and manage its existing and future real estate operations. At this time the Company does not expect any significant increase in expenses for its real estate operations as its existing management team has significant experience in this sector and believes that they can manage the business without adding additional staffing resources. As these operations grow, we plan to leverage our contacts and potential strategic partnerships to help source continued opportunities for this business. As a part of its real estate operations, the Company plans to continue to assess opportunities to create value through real property ownership, financing and/or development, among other strategies. The Company intends to continue to build on its current operations through its newly formed subsidiary while it continues to evaluate acquisition and strategic opportunities (inside or outside of the real estate sector).

Results of our Content Delivery and Real-Time businesses are retrospectively reported as discontinued operations in our consolidated financial statements for all periods presented. Prior year information has been adjusted to conform to the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 4 – Discontinued Operations for more information regarding results from discontinued operations.

Application of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements. In many cases, the accounting treatment of a transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as accounting policies critical to us:

Valuation of Financial Instruments

We disclose the fair value of our financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). ASC 820 "Fair Value Measurements and Disclosures" establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include use of management estimates.

Our investment portfolio consists of money market funds, domestic and international commercial paper, equity securities, mortgage loans and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months, which are not classified as held-to-maturity or trading securities, are classified as available-for-sale investments. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in net realized gain on investments. We provide fair value measurements disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement. We have no financial assets that are measured on a recurring basis that fall within Level 3 of the fair value hierarchy.

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

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. Despite our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. Therefore, an accrual for uncertainty in income taxes is provided for, when necessary. If we have accruals for uncertainty in income taxes, these accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in uncertainty in income taxes. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty. Therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

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

As of June 30, 2018, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions, with the exception of the $975 thousand AMT credit carryforward that is now considered refundable after the enactment of the TCJA. We do not have sufficient evidence of future income to conclude that it is more likely than not the Company will realize its entire deferred tax inventory in any of its jurisdictions (U.S., Germany, Spain, Hong Kong, United Kingdom, and Australia). Therefore, we have recognized a full valuation allowance on the Company’s deferred tax inventory. We reevaluate our conclusions quarterly regarding the valuation allowance and will make appropriate adjustments as necessary in the period in which significant changes occur.

Tax Cuts and Jobs Act

TCJA includes numerous changes to the U.S. tax code that could affect our business, such as the reduction in the U.S. federal corporate tax rate and the one-time Transition Tax on the deemed repatriation of foreign subsidiaries' earnings. As a result, as of June 30, 2018, we have provided an $8.9 million provisional estimate of the impact of the reduction in the U.S. federal corporate tax rate on our deferred tax balances. Due to our full valuation allowance position in the U.S., with the exception of the $975 thousand AMT credit carryforward, this provisional impact did not have a significant impact on our consolidated financial statements for fiscal year 2018. We have provisionally estimated no Transition Tax will be owed due to the ability to offset the earnings of foreign subsidiaries with the losses from unprofitable foreign subsidiaries. We have provided these provisional estimates under the guidelines of the SEC's Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118").

As a result of the TCJA, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such foreign earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made. The Company currently has an immaterial amount of cash available for repatriation of less than $50 thousand. After the TCJA, there should be no federal income taxes that would be due upon repatriation. Any other impact, such as withholding tax, state taxes, or foreign exchange rate changes, should be immaterial based on the amount of cash held overseas.

Defined Benefit Pension Plan

We maintain defined benefit pension plans (the “Pension Plans”) for a number of former employees of our German subsidiary (“participants”). In 1998, the Pension Plans were closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by CCUR. The Pension Plans provide benefits to be paid to all participants at retirement based primarily on years of service with CCUR and compensation rates in effect near retirement. Our policy is to fund benefits attributed to participants’ services to date. The determination of our Pension Plans’ benefit obligations and expenses are dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate and the weighted average expected rate of return on plan assets. To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Results of Operations

General and administrative expenses consist primarily of salaries, benefits, overhead, management travel, administrative personnel, human resources, information systems, insurance, investor relations, accounting, legal services, board of director fees and expenses, and other professional services.

Interest income is earned on cash overnight sweep accounts and money market deposits, as well as investments in commercial paper, debt securities, and the secured loans involved in our real estate operation. Interest income also includes accretion of discounts for which we purchased debt securities whereby such discount is amortized over the term of the debt security to its commitment value that will be due on the maturity date, as well as early repayment. Additionally, we also earn PIK interest from one of our debt securities whereby interest is paid in the form of an increase in the commitment value due from the debt security issuer on the maturity date.

Fiscal Year 2018 in Comparison to Fiscal Year 2017

General and Administrative. General and administrative expenses were $7.4 million for fiscal year 2018, an increase of $1.7 million, or 29.8%, from $5.7 million for the prior year period. This increase was primarily due to:

•	$1.5 million of additional share-based compensation expenses. The additional share-based compensation expense resulted from $1.7 million of expense in our fiscal year 2018 from the acceleration of restricted share award vesting due to the sale of our Content Delivery business on December 31, 2017;
•	$0.5 million of incremental bonuses related to the completion of the sale of our Content Delivery business;
•	$0.1 million increase due to termination fees paid upon the resignation of three of our independent directors in the first quarter of our fiscal year 2018; and
•	$0.1 million of incremental severance expense. In fiscal year 2018 we incurred $0.7 million of severance expense primarily related to our former CEO and another senior employee that did not transfer to the Content Delivery business, whereas in fiscal year 2017 we incurred $0.6 million in severance to two other executives upon the sale of our Real-Time business.

These cost increases were partially offset by the following decreases in fiscal year 2018 general and administrative expenses, compared to the same period in the prior year:

•	a $0.3 million decrease in accounting fees, primarily due to changing auditors and prior year audit work incurred for transactions that did not materialize; and
•	a $0.3 million reduction in personnel costs as we have reduced our staff to appropriate levels while we look for strategic investment opportunities.

Interest Income. Interest income increased by $1.4 million in fiscal year 2018 compared to fiscal year 2017. The components of our interest income for our fiscal years 2018 and 2017 are as follows:

	Year Ended June 30,
	2018	2017

Interest from cash deposits, commercial paper and debt securities	$641	$82
Interest from mortgage loans	54	-
Accretion of discounts on purchased debt securities	381	-
PIK interest	367	-
Interest income	$1,443	$82

Interest income increased in the current year relative to the prior year due to:

•	the increase in cash resulting from the sale of our Real-Time business in May 2017 and Content Delivery business in December 2017;
•	increasing interest rates on money market and commercial paper investments; and

•	the Company’s investment in higher yielding debt securities and mortgage loans involved in its development and expansion of its current real estate operations and income.

Investment gain, net. In fiscal year 2018 the Company invested a portion of its business sale proceeds in equity securities. During the fiscal year we liquidated our equity investment position in two companies’ common stock for a gain on investment of $164 thousand.

Foreign exchange loss. After selling our Content Delivery business (an asset sale) we began dissolving and liquidating all but one of our remaining foreign subsidiaries. As part of this process we settled or wrote-off all outstanding intercompany balances with these subsidiaries. Many of these balances were previously marked to U.S. dollars each period with foreign exchange gains and losses recorded to cumulative translation adjustment, a component of equity on the balance sheet, because settlement of such intercompany balances was neither imminent nor expected during operation of our prior business. Additionally, any cumulative translation adjustment from translating the foreign subsidiaries’ financial statements from its functional currency to U.S. dollars was also written off within our statements of operations. As a result of settling and/or writing off these balances, as well as beginning the dissolution and liquidation process for all but one of our foreign subsidiaries, we recorded $1.9 million of foreign exchange losses to our 2018 statement of operations that had previously been recorded as cumulative translation adjustment, a component of equity on the balance sheet.

Benefit for Income Taxes. We recorded a consolidated income tax benefit of $1.0 million for both of our fiscal years 2018 and 2017, respectively. The domestic income tax benefit in the current period was primarily due to the favorable impact of the TCJA that was enacted on December 22, 2017, specifically regarding refundability of previously paid alternative minimum tax incurred in the current and prior year periods.

Loss from Continuing Operations. Our loss from continuing operations for the year ended June 30, 2018 was $6.8 million, or $0.71 loss per basic and diluted share, compared to a loss from continuing operations for the prior year of $4.7 million, or $0.51 loss per basic and diluted share.

Income from Discontinued Operations, Net of Income Taxes. We sold our Content Delivery business on December 31, 2017 and our Real-Time business in May 2017. Our fiscal 2018 income from discontinued operations, net of income taxes, includes the financial results of our Content Delivery business for the period from July 1, 2017 and through December 31, 2017. Included in our fiscal year 2018 income from discontinued operations, net of income taxes of $22.8 million is the recognition of a $22.6 million pre-tax gain on the sale of the Content Delivery business. The gain on the sale of the Content Delivery business also reflects $1.8 million of third-party transaction related expenses from the transaction for the year ended June 30, 2018.

Our fiscal 2017 income from discontinued operations, net of income taxes includes a $6.4 million net loss for our Content Delivery business through June 30, 2017 and net income of $39.5 million for our Real-Time business through May 15, 2017 (and through May 30, 2017 for the European operations of the Real-Time business). Included in income from discontinued operations, net of income taxes is the recognition of a pre-tax gain on the sale of the Real-Time business of $34.6 million. The gain on the sale of the Real-Time business also reflects $2.7 million of third-party transaction related expenses from the transaction for the year ended June 30, 2017.

We recorded $0.8 million and $2.0 million of income tax expense within our Discontinued Operations during our fiscal years 2018 and 2017, respectively. The income tax expense in both periods is primarily related to U.S. alternative minimum tax and U.S. State income tax expense and foreign income tax expense in jurisdictions where we do not have available NOLs. We have adequate federal NOLs to offset the taxable income generated by the sale of our Content Delivery business during the year ended June 30, 2018; however we do not have adequate state NOLs to offset all of our taxable state income generated by the sale of our Content Delivery business.

Liquidity and Capital Resources

Our future liquidity will be affected by, among other things:

•	our future access to capital;

•	our exploration and evaluation of strategic alternatives and development of new operating assets;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	our ongoing operating expenses; and

•	potential liquidation of the Company pursuant to an organized plan of liquidation.

Uses and Sources of Cash

Cash Flows from Operating Activities

We used $8.2 million and $3.0 million of cash from operating activities during fiscal years 2018 and 2017, respectively. Operating cash usage during fiscal year 2018 was primarily attributable to the timing of payments made against our accounts payable to settle both current and previous years’ transaction costs related to the sale of our 2017 operating businesses and losses from operations. Operating cash usage during fiscal year 2017 was primarily attributable to losses from operations.

Cash Flows from Investing Activities

Fiscal Year 2018

During fiscal year 2018, we generated $28.3 million of cash from the sale of our Content Delivery business, $18.8 million of cash from the maturity of available-for-sale securities, $8.0 million from the collection of a short-term mortgage loan, and $2.0 million from the collection of funds held in escrow for one year subsequent to the prior year sale of our Real Time business. During the same period, we invested $32.4 million in available-for-sale and trading investments, $12.4 million in mortgage loans that we originated or purchased and $1.4 million in a deposit on a mortgage loan for a mortgage loan that closed after the reporting period. Subsequent to the sale of our Content Delivery business, we broadened our investment portfolio and assets to include corporate debt and equity securities, as well as mortgage loans that will be a part of the developing and expanding real estate operations managed through our new subsidiary Recur Holdings LLC. This shift in investments was for the purpose of improving our return on the proceeds from the recent sales of our prior 2017 operating businesses while we evaluate strategic alternatives.

Fiscal Year 2017

During fiscal year 2017, we invested $0.9 million in property and equipment. These capital additions were for our prior 2017 operating businesses and primarily related to: (1) development and test equipment for our development groups and (2) demonstration systems used by our sales and marketing group. Fiscal year 2017 capital expenditures were driven by our initial investments in lab and test equipment for our Aquari™ storage development group.

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

In May 2017, we sold our Real-Time business for gross proceeds of $35.0 million in cash subject to working capital and other adjustments. Net proceeds from the sale received through June 30, 2017 totaling $31.0 million are as follows: (1) a $29.4 million payment to the Company in cash received on May 15, 2017 (including a reduction for estimated working capital of $0.8 million), (2) a $2.8 million payment in cash to the Company concurrently with the transfer of the European operations of the Real-Time business to the Purchaser received on May 30, 2017, less (3) $1.1 million in cash transferred in the sale. The remaining $2.0 million placed in escrow as security for certain purchase price adjustments and for the Company’s indemnification obligations was released to the Company in May 2018.

Cash Flows from Financing Activities

On January 2, 2018, we purchased and retired 41,566 shares from certain non-Section 16 employees whose shares vested due to the change in control triggered by the sale of our Content Delivery business on December 31, 2017. The $239 thousand repurchase of shares at $5.76 per share was approved by the Board of Directors on a one-time basis to facilitate employees’ payment of payroll withholding taxes due upon vesting of the shares. Shares were repurchased from employees only to the extent required to fund minimum required withholding taxes based on the closing price nearest to the December 31, 2017 vest date.

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Repurchases are made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act, as amended. In fiscal year 2018, we repurchased and retired 740,460 shares under this repurchase plan for a total cost of $3.8 million.

We paid two quarterly cash dividends, each for $0.12 per share, during the first two quarters of our fiscal year 2018, compared to four quarterly cash dividends, each for $0.12 per share, for our fiscal year 2017. We also paid less than $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during the year. Additionally, in January 2018, as a result of the acceleration of vesting of substantially all of our previously unvested restricted stock triggered by the sale of our Content Delivery business, we paid $0.3 million of previously accrued dividends in January 2018. On October 27, 2017, we announced the Board of Directors’ decision to suspend future dividends after the payment of the December 2017 quarterly dividend while the Board of Directors and its Investment Committee consider potential acquisition targets and alternative uses of our continuing assets.

Although, as of June 30, 2018, we did not and do not currently have any outstanding debt or borrowing facilities in place, we periodically review the need for credit arrangements. Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

We had working capital (current assets less current liabilities) of $55.3 million and $53.0 million of cash, cash equivalents, trading and available-for-sale investments at June 30, 2018, compared to working capital of $45.3 million and $42.3 million cash, cash equivalents and available-for-sale investments at June 30, 2017. At June 30, 2018, we had no material commitments for capital expenditures.

As of June 30, 2018, less than 0.1% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, trading and available-for-sale-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of June 30, 2018.

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). The amendments in ASU 2018-05 provide guidance on when to record and disclose provisional amounts for certain income tax effects of the TCJA. The amendments also require any provisional amounts or subsequent adjustments to be included in net income. Additionally, ASU 2018-05 discusses required disclosures that an entity must make with regard to the TCJA. ASU 2018-05 is effective immediately as new information is available to adjust provisional amounts that were previously recorded. We have adopted ASU 2018-05 and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the TCJA.

Recent Accounting Guidance Not Yet Adopted

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. We will utilize a modified retrospective approach to adopt the new guidance effective July 1, 2018. Upon adoption, the impact related to the change in accounting for equity securities for the fiscal year ended June 30, 2018 will be $318 thousand of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

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

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company is currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements beginning July 1, 2019, we expect that the adoption may result in higher provisions for potential loan losses.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements or disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent U.S. federal tax reforms to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. Under the guidance, the measurement of equity-classified non-employee awards will be fixed at the grant date. The guidance is effective for public companies in annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance. We adopted ASU 2018-07 effective July 1, 2018 and it will not have a material impact on our consolidated financial statements or disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item has been omitted as the Company qualifies as a smaller reporting company.

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2018. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on criteria established in “Internal Control—Integrated Framework” (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm in accordance with amendments to Section 404 of the Sarbanes-Oxley Act pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding the Registrant’s executive officers is located in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Registrant hereby incorporates by reference in this Annual Report on Form 10-K certain information under the captions “Election of Directors,” “Corporate Governance and Committees of the Board,” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's definitive Proxy Statement to be used in connection with its 2018 Annual Meeting of Stockholders (the “Registrant's 2018 Proxy Statement”).

We have adopted a written code of ethics applicable to our principal executive, financial, and accounting officers, or persons performing similar functions, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K. The code of ethics is posted on the Investors page of our website (www.ccurholdings.com), under the ‘Company’ tab then ‘Investors’ in the Corporate Governance section. If we amend or change, or grant a waiver from, our code of ethics applicable to our principal executive, financial and accounting officers, or persons performing similar functions, and that relates to any element of the code of ethics enumerated in the SEC rules, we will disclose these events through our website (www.ccurholdings.com), under the ‘Company’ tab then ‘Investors’ in the Corporate Governance section. A copy of the code of ethics will be furnished without charge upon written request delivered to the following address: Attn: Corporate Secretary, 4375 River Green Parkway, Suite 210, Duluth, Georgia 30096.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Annual Report on Form 10-K certain information under the captions “Compensation Discussion and Analysis” (other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Annual Report on Form 10-K certain information under the caption “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Registrant's 2018 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant hereby incorporates by reference in this Annual Report on Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” and “Election of Directors” in the Registrant’s 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The Registrant hereby incorporates by reference in this Annual Report on Form 10-K certain information under the caption “Principal Accountant Fees and Services” in the Registrant’s 2018 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed as Part of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2018 and 2017

Consolidated Statements of Operations for the years ended June 30, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2018 and 2017

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule IV – Mortgage Loans on Real Estate

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

(3) Exhibits

Exhibit	Description of Document

2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

2.2	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2017).

2.3	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

2.4	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011 (File No. 000-13150)).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002) (File No. 000-13150).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002) (File No. 000-13150).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-13150)).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (File No. 001-37706)).

10.1†	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 000-13150)).

10.2†	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-82686)).

10.3†	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001 (File No. 000-13150)).

10.4†	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-125974)).

10.5†	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005 (File No. 000-13150)).

10.6†	Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 000-13150)).

10.7†	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007 (File No. 000-13150)).

10.8†	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011 (File No. 000-13150)).

10.9	Concurrent Computer Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant Proxy Statement dated September 10, 2014).

10.10†	Employment Agreement, dated November 18, 2014, between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2014 (No. 001-13150)).

10.11†	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on August 26, 2015).

10.12†	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

10.13	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

10.14	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2016).

10.15	Amendment to Tax Asset Preservation Plan, dated as of October 13, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

10.16†	Amendment to Employment Agreement dated September 1, 2016 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).

10.17†	Employment Agreement, dated May 15, 2017, between Concurrent Computer Corporation and Warren Sutherland (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

10.18†	Separation Agreement, dated May 15, 2017, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

10.19	Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of October 26, 2017 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2017).

10.20†	Separation and Consulting Agreement and General Release of Claims between the Company and Derek Elder, dated as of December 31, 2017 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2018).

10.21	Consulting Agreement between the Company and Spartan Advisors, Inc., dated as of January 1, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2018).

10.22†	First Amendment to Employment Agreement dated January 30, 2018 between CCUR Holdings, Inc. and Warren Sutherland (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 2, 2018).

10.23	Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of February 15, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 15, 2018).

10.24†	CCUR Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.25†	Consulting Agreement between CCUR Holdings, Inc. and Wayne Barr, Jr. dated as of February 13, 2018 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.26	Second Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of April 25, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 30, 2018).

10.27	Third Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of May 10, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 11, 2018).

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 20, 2017).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Marcum LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

† Indicates a management contract or compensatory plan or arrangement.

* Included herewith.

** Furnished herewith

Item 16. Form 10-K Summary.

None.

CCUR HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Consolidated Financial Statements and Supplementary Data

Year Ended June 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
CCUR Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CCUR Holdings, Inc. (the “Company”) as of June 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended June 30, 2018 and the related notes and Schedule IV – Mortgage Loans on Real Estate (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of CCUR Holdings, Inc. as of and for the year ended June 30, 2017, were audited by other auditors whose report dated September 20, 2017, expressed an unmodified opinion on those financial statements. As discussed in Note 4 to the financial statements, the Company has adjusted its 2017 financial statements to retrospectively reclassify all discontinued operations as a result of the sale of the Content Delivery business. The other auditors reported on the financial statements before the retrospective adjustments.

As part of our audit of the 2018 financial statements, we also audited the adjustments to the 2017 financial statements to retroactively reclassify discontinued operations as described in Note 4. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to CCUR Holdings, Inc. 2017 financial statements other than with respect to the discontinued operations reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2017 financial statements as a whole.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania
September 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CCUR Holdings Inc.

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 4 to the consolidated financial statements, the consolidated balance sheet of CCUR Holdings, Inc. and subsidiaries (the “Company” and formerly Concurrent Computer Corporation) as of June 30, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (the 2017 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 4 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2017 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 4 to the consolidated financial statements, present fairly, in all material respects, the financial position of CCUR Holdings, Inc. and subsidiaries as of June 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 4 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 20, 2017

CCUR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$32,992	$35,474
Trading securities, fair value	283	-
Fixed maturity securities, available-for-sale, fair value	13,381	6,870
Equity securities, available-for-sale, fair value	6,346	-
Current maturities of mortgage loans receivable	700	-
Receivable from sale of Content Delivery business held in escrow	1,450	-
Receivable from sale of Real-Time business held in escrow	-	2,000
Prepaid expenses and other current assets	1,419	915
Current assets of discontinued operations	-	9,665
Total current assets	56,571	54,924

Property and equipment, net	1	2
Deferred income taxes, net	975	15
Deposit on mortgage loan receivable held in escrow	1,400	-
Mortgage loans receivable, net of current maturities	2,305	-
Other long-term assets, net	54	544
Noncurrent assets of discontinued operations	-	2,322
Total assets	$61,306	$57,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,289	$4,521
Current liabilities of discontinued operations	-	5,097
Total current liabilities	1,289	9,618

Long-term liabilities:
Pension liability	3,766	3,582
Other long-term liabilities	185	866
Noncurrent liabilities of discontinued operations	-	272
Total liabilities	5,240	14,338

Commitments and contingencies (Note 13)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,117,077 and 9,410,878 issued and outstanding at June 30, 2018 and 2017, respectively	91	94
Capital in excess of par value	210,083	212,018
Accumulated deficit	(151,795)	(165,498)
Treasury stock, at cost; 0 and 37,788 shares at June 30, 2018 and 2017, respectively	-	(255)
Accumulated other comprehensive loss	(2,313)	(2,890)
Total stockholders' equity	56,066	43,469
Total liabilities and stockholders' equity	$61,306	$57,807

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year Ended June 30,
	2018	2017
Operating expenses:
General and administrative	$7,370	$5,722
Total operating expenses	7,370	5,722
Operating loss	(7,370)	(5,722)

Interest income	1,443	82
Interest expense	(4)	(1)
Net realized gain on investments	164	-
Foreign exchange loss	(1,921)	-
Other expense, net	(25)	(16)
Loss from continuing operations before income taxes	(7,713)	(5,657)

Benefit for income taxes	(959)	(965)

Loss from continuing operations	(6,754)	(4,692)

Income from discontinued operations, net of income taxes	22,839	33,073

Net income	$16,085	$28,381

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.71)	$(0.51)
Discontinued operations	2.41	3.58
Net income	$1.70	$3.07

Weighted average shares outstanding - basic and diluted	9,469,331	9,252,275

Cash dividends declared per common share	$0.24	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended June 30,
	2018	2017

Net income	$16,085	$28,381

Other comprehensive income (loss):
Net unrealized loss on available for sale investments	(1,373)	-
Foreign currency translation adjustment	1,977	(478)
Pension and post-retirement benefits, net of tax	(27)	292
Other comprehensive income (loss):	577	(186)

Comprehensive income	$16,662	$28,195

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 30, 2018 and 2017

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total
Balance at June 30, 2016	$9,218,093	$92	$210,971	$(189,265)	$(545)	$(37,788)	$(255)	$20,998
Dividends declared				(4,734)				(4,734)
Dividends forfeited with restricted stock forfeitures				120				120
Share-based compensation expense			931					931
Lapse of restriction on restricted stock	172,785	2	(2)					-
Exercise of stock options	20,000		118					118
Reclassification of foreign currency translation adjustment from sale of Real-Time business					(2,159)			(2,159)
Other comprehensive income (loss), net of taxes:
Net income				28,381				28,381
Foreign currency translation adjustment					(478)			(478)
Pension plan					292			292
Total comprehensive income								28,195
Balance at June 30, 2017	9,410,878	$94	$212,018	$(165,498)	$(2,890)	(37,788)	$(255)	$43,469
Dividends declared				(2,378)				(2,378)
Dividends forfeited with restricted stock forfeitures				8				8
Share-based compensation expense			2,313					2,313
Lapse of restriction on restricted stock	526,013	5	(5)					-
Repurchase and retirement of treasury shares	(819,814)	(8)	(4,243)	(12)		37,788	255	(4,008)
Other comprehensive income (loss), net of taxes:
Net income				16,085				16,085
Unrealized loss on available-for-sale investments					(1,373)			(1,373)
Foreign currency translation adjustment					1,977			1,977
Pension plan					(27)			(27)
Total comprehensive income								16,662
Balance at June 30, 2018	9,117,077	$91	$210,083	$(151,795)	$(2,313)	-	$-	$56,066

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended June 30,
	2018	2017

Cash flows used in operating activities:
Net income	$16,085	$28,381
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	606	1,726
Share-based compensation	2,313	931
(Recovery of) provision for excess and obsolete inventories	(23)	188
Deferred income taxes, net	(1,030)	859
Non-cash accretion of interest on investments	(381)	(14)
Payment-in-kind interest	(367)	-
Net realized gain on investments	(164)	-
Foreign currency exchange loss (gain)	2,064	(51)
Gain on sale of Content Delivery business, net	(22,568)	-
Gain on sale of Real-Time business, net	-	(34,574)
Decrease (increase) in assets:
Accounts receivable	115	4,203
Inventories	(146)	180
Prepaid expenses and other current assets	(893)	(3,171)
Other long-term assets	421	(479)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(5,202)	747
Deferred revenue	1,337	(2,063)
Pension and other long-term liabilities	(336)	133
Net cash used in operating activities	(8,169)	(3,004)

Cash flows provided by investing activities:
Additions to property and equipment	(271)	(912)
Proceeds from the sale of Content Delivery business, net of cash transferred	28,256	-
Proceeds from sale of Real-Time business, net of cash transferred	2,000	31,043
Deposit on mortgage loan receivable held in escrow	(1,400)	-
Investment in real-estate loans	(11,025)	-
Collection of real-estate loans	8,020	-
Proceeds from sale or maturity of available-for-sale securities	18,769	-
Purchases of available-for-sale securities	(32,111)	(6,856)
Purchase of trading securities	(288)
Net cash provided by investing activities	11,950	23,275

Cash flows used in financing activities:
Purchase of treasury shares for retirement	(4,008)	-
Dividends paid	(2,652)	(4,602)
Proceeds from exercise of stock options	-	118
Net cash used in financing activities	(6,660)	(4,484)

Effect of exchange rates on cash and cash equivalents	(22)	(162)

(Decrease) increase in cash and cash equivalents	(2,901)	15,625
Cash and cash equivalents - beginning of year	35,893	20,268
Cash and cash equivalents - end of year	$32,992	$35,893

Cash paid during the period for:
Interest	$4	$6
Income taxes, net of refunds	$1,368	$799

The accompanying notes are an integral part of the consolidated financial statements.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

1.	Overview of the Business

References herein to “CCUR,” the “Company,” “we,” “our,” or “us” refer to CCUR Holdings, Inc. and its subsidiaries unless the context specifically indicates otherwise. CCUR Holdings was formerly known as Concurrent Computer Corporation and changed its name on January 2, 2018.

On December 31, 2017, we completed the sale of our content delivery and storage business (the “Content Delivery business”) and other related assets to Vecima Networks, Inc. (“Vecima”) pursuant to an Asset Purchase Agreement, dated as of October 13, 2017, between the Company and Vecima (the “CDN APA”). Substantially all assets and liabilities associated with the Content Delivery business were assigned to Vecima as part of the transaction. The Content Delivery business provided advanced applications focused on storing, protecting, transforming, and delivering high value media assets. The Content Delivery business consisted of (1) software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network and (2) Aquari™ Storage, a unified scale-out storage solutions product that is ideally suited for a wide range of enterprise IT and video applications that require advanced performance, very large storage capacities, and a high degree of reliability.

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

  Results of our Content Delivery and Real-Time businesses are retrospectively reported as discontinued operations in our consolidated financial statements for all periods presented. Prior year information has been adjusted to conform to the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 4 – Discontinued Operations for more information regarding results from discontinued operations.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CCUR and all wholly-owned domestic and foreign subsidiaries. We have no unconsolidated entities and no special purpose entities. All intercompany transactions and balances have been eliminated in consolidation.

Smaller Reporting Company

We meet the Securities and Exchange Commission’s (“SEC’s”) definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations

We record discontinued operations when the disposal of a separately identified business unit constitutes a ‘strategic shift’ in our operations, as defined in Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations (“ASC Topic 205-20”).

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Foreign Currency

The functional currency of all of our foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations, except for those relating to intercompany transactions of a long-term investment nature, which are accumulated in a separate component of stockholders’ equity. Subsequent to the sale of our Content Delivery business in December 2017, we began the dissolution of certain of our foreign, wholly owned subsidiaries. As part of this process, we settled intercompany loan balances with certain of our foreign, wholly owned subsidiaries, which resulted in significant realized foreign exchange losses during our fiscal year ended June 30, 2018.

A net loss on foreign currency transactions of $1,921 for the year ended June 30, 2018 is included in the consolidated statements of operations.

Cash and Cash Equivalents

Cash balances and short-term investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at fair value, and represent cash and cash invested in money market funds and commercial paper.

Concentration of Credit Risk

Financial instruments that subject the Company to a concentration of credit risk include cash and cash equivalents on deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Concentration of credit risk consists of cash and cash equivalents maintained in financial institutions that are, in part, in excess of the FDIC limits. As of June 30, 2018, the Company held $32,492 of cash and cash equivalents in excess of the FDIC insurance limits.

Investments in Debt and Equity Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short term or long term in the consolidated balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

Premiums and discounts on fixed maturity securities are amortized using the effective interest method. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Dividends on equity securities are recognized when declared. When the Company sells a security, the difference between the sale proceeds and amortized cost (determined based on specific identification) is reported as a realized investment gain or loss. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on investments) and the cost basis of that investment is reduced. If the Company can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in accumulated other comprehensive income, or “AOCI”). The credit-related portion of an “other-than-temporary” impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind (“PIK”) interest. To the extent interest is PIK, it is payable through the increase of the principal amount of the loan by the amount of the interest due on the then-outstanding principal amount of the loan.

Classification of Loans

Loans held-for-investment are stated at the principal amount outstanding, net of deferred fees and impairment, if any, in accordance with GAAP.

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

Defined Benefit Pension Plan

We maintain defined benefit pension plans (the “Pension Plans”) for a number of former employees (“participants”) of our German subsidiary. In 1998, the Pension Plans were closed to new employees and no existing employees are eligible to participate, therefore all eligible participants are no longer employed by us. The Pension Plans provide benefits to be paid to all participants at retirement based primarily on years of service with the Company. Our policy is to fund benefits attributed to participants’ services to date. The determination of our Pension Plans’ benefit obligations and expenses are dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, and the weighted average expected rate of return on plan assets. To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is computed by dividing income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Due to the loss from continuing operations for both periods presented, weighted average common share equivalents of 167,218 and 270,874 for the years ended June 30, 2018 and 2017, respectively, were excluded from the calculation as their effect was anti-dilutive.

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value based on discounted cash flows. As a result of these evaluations, we have not recorded any impairment losses related to long-lived assets, for the years ended June 30, 2018 and 2017.

CCUR HOLDINGS, INC.

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

ASC No. 820, Fair Value Measurements and Disclosures requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include the use of management estimates.

Our investment portfolio consists of money market funds, domestic and international commercial paper, equity securities and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading or held-to-maturity investments. Our marketable securities, other than warrants, are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations. Warrants to purchase stock are held as trading securities and are reported at fair value with gains and losses reported within our statements of operations. We provide fair value measurements disclosures of our securities in accordance with one of the three levels of fair value measurement. We have no financial assets that are measured on a recurring basis that fall within Level 3 of the fair value hierarchy.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Assets measured at fair value on a recurring basis are summarized below:

	As of June 30, 2018 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$3,777	$3,777	$-	$-
Money market funds	28,215	28,215	-	-
Commercial paper	1,000	-	1,000	-
Cash and cash equivalents	$32,992	$31,992	$1,000	$-

Common stock warrants - trading	$283	$283	$-	$-

Commercial paper	$3,294	$-	$3,294	$-
Corporate debt	10,087	-	10,087	-
Common stock	5,537	5,537	-	-
Mutual funds	809	809	-	-
Available-for-sale investments	$19,727	$6,346	$13,381	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2017 are as follows:

	As of June 30, 2017 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$5,227	$5,227	$-	$-
Money market funds	26,051	26,051	-	-
Commercial paper	4,196	-	4,196	-
Cash and cash equivalents	$35,474	$31,278	$4,196	$-

Commercial paper	$6,870	$-	$6,870	$-
Available-for-sale investments	$6,870	$-	$6,870	$-

Income Taxes

CCUR and its domestic subsidiaries file a consolidated federal income tax return. All foreign subsidiaries file individual or consolidated tax returns pursuant to local tax laws. We follow the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax basis of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more-likely-than-not that such deferred tax assets will not be realized.

Share-Based Compensation

We account for share-based compensation in accordance with ASC Topic 718-10, Stock Compensation (“ASC 718-10”), which requires the recognition of the fair value of stock compensation in the Statement of Operations. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. Refer to Note 9 to the consolidated financial statements for assumptions used in calculation of fair value.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Components of accumulated other comprehensive income are disclosed in the consolidated statements of comprehensive income.

3.	Recent Accounting Guidance

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). The amendments in ASU 2018-05 provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“the “TCJA” or “Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income. Additionally, ASU 2018-05 discusses required disclosures that an entity must make with regard to the TCJA. ASU 2018-05 is effective immediately as new information is available to adjust provisional amounts that were previously recorded. We have adopted ASU 2018-05 and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the TCJA.

Recent Accounting Guidance Not Yet Adopted

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. We will utilize a modified retrospective approach to adopt the new guidance effective July 1, 2018. Upon adoption, the impact related to the change in accounting for equity securities for the fiscal year ended June 30, 2018 will be $318 of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company is currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements beginning July 1, 2019, we expect that the adoption may result in higher provisions for potential loan losses.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements or disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent U.S. federal tax reforms to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The guidance is effective for public companies in annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance. We adopted ASU 2018-07 effective July 1, 2018 and it will not have a material impact on our consolidated financial statements or disclosures.

4.	Discontinued Operations

Content Delivery business

On December 31, 2017, we completed the sale of our Content Delivery business and other related assets to Vecima pursuant to the CDN APA for a purchase price of $29,000 (subject to an adjustment for net working capital). The sale included our Content Delivery business assets and related liabilities in the United States, United Kingdom, and Germany, as well as the sale of all equity in our Japanese subsidiary.

Gross proceeds of $29,812 from the sale were paid to us as follows: (1) $28,362 net cash payment during our fiscal year ended June 30, 2018 (including an $812 adjustment for surplus net working capital transferred to Vecima as defined in the CDN APA) and (2) $1,450 placed in escrow as security for the Company’s indemnification obligations to Vecima under the CDN APA, which amount will be released to the Company on or before December 31, 2018 (less any portion used to make indemnification payments to Vecima).

In conjunction with the CDN APA, we and Vecima entered into a Transition Services Agreements (the “CDN TSA”) for the U.S. Under the CDN TSA, we and Vecima have each agreed to provide and receive various services to and from the other party on an arms-length, fee-for-service basis for a term of twelve months as of the date of the closing, unless terminated earlier by either party. Net amounts charged from Vecima under the TSA for both the year ended June 30, 2018 were $71 and are recorded within operating expenses.

Results associated with the Content Delivery business are classified within income from discontinued operations, net of income taxes, in our consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Content Delivery business.

The closing of the sale of the Content Delivery business to Vecima resulted in a “change in control” under our Amended and Restated 2011 Stock Incentive Plan. As a result, the Company recognized expense of approximately $1,745 in share-based compensation expense due to the acceleration of the vesting and the lapse of restrictions on substantially all restricted stock granted under our Amended and Restated 2011 Stock Incentive Plan (see Note 9 – Share-based Compensation). This expense is reflected in general and administrative expenses of continuing operations in our consolidated statement of operations for the year ended June 30, 2018. Payment of associated accrued dividends related to these released shares was made in January 2018.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

For the fiscal years ended June 30, 2018 and 2017, income (loss) from discontinued operations related to our Content Delivery business is comprised of the following:

	Year Ended June 30,
	2018 (1)	2017
Revenue	$16,018	$27,647
Cost of sales	6,342	12,448
Gross margin	9,676	15,199

Operating expenses:
Sales and marketing	4,235	11,034
Research and development	3,290	8,233
General and administrative	951	2,446
Total operating expenses	8,476	21,713
Operating income (loss)	1,200	(6,514)

Gain on sale of Content Delivery business, net	22,568	-
Other (expense) income, net	(143)	23
Income (loss) from discontinued operations before income taxes	23,625	(6,491)

Provision (benefit) for income taxes	786	(72)

Income (loss) from discontinued operations	$22,839	$(6,419)

(1)	Content Delivery business operating results are for the six months ended December 31, 2017, the date we completed the sale of this business.

A reconciliation of the gain before income taxes recorded on the sale of the Content Delivery business is as follows:

Year Ended June 30, 2018
Closing consideration	$29,000
Adjustment for working capital	812
Net book value of assets sold	(5,274)
Other adjustments	(170)
Transaction costs	(1,800)
Gain on sale of Content Delivery business	$22,568

Transaction costs directly associated with the sale of the Content Delivery business include legal, accounting, investment banking and other fees paid to external parties.

In connection with the sale of our Content Delivery business (1) we entered into a Separation and Consulting Agreement and General Release of Claims with Derek Elder, our former President and Chief Executive Officer, as a result of which (A) Mr. Elder’s role as president and chief executive officer was terminated, (B) Mr. Elder ceased to be a member of our Board of Directors and all committees thereof, and (C) we recorded severance related expenses of $544 pursuant to his Separation and Consulting Agreement (see Note 13 – Commitments and Contingencies – Separation of Chief Executive Officer), (2) we terminated the employment of another executive of the Company and recorded severance expenses of $132, (3) we paid transaction bonuses that had previously been approved by our compensation committee of $479 to internal executives and staff and (4) we accepted the resignation of an independent director of the Company (see Note 13 – Commitments and Contingencies – Resignation of Directors). All of the above expenses were recorded as of December 31, 2017 and are included in general and administrative expenses of continuing operations in our consolidated statement of operations for the year ended June 30, 2018.

CCUR HOLDINGS, INC.

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

Proceeds from the sale of the Content Delivery business have been presented in the consolidated statement of cash flows under investing activities for the year ended June 30, 2018. Proceeds from the sale of the Content Delivery business were net of $106 of cash transferred with the equity sale of our Japanese subsidiary. In accordance with ASC Topic 205-20, additional disclosures relating to cash flow are required for discontinued operations. Cash flow information relating to the Content Delivery business for the twelve months ended June 30, 2018 and 2017 is as follows:

	Year Ended June 30,
	2018	2017
Operating cash flow data:
Depreciation and amortization	$605	$1,421
Share-based compensation	170	171
(Recovery of) provision for excess and obsolete inventories	(23)	201
Foreign currency exchange gains	144	(24)

Investing cash flow data:
Capital expenditures	(271)	(776)

A reconciliation of our cash and cash equivalents as of June 30, 2017 is as follows:

June 30, 2017
Cash and cash equivalents per balance sheet	$35,474
Cash and cash equivalents classified within current assets of discontinued operations	419
Beginning cash and cash equivalents balance per statement of cash flows	$35,893

CCUR HOLDINGS, INC.

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

Gross proceeds from the sale were paid to us as follows: (1) a $30,200 cash payment on May 15, 2017 (subject to an adjustment for estimated working capital as defined in the RT APA), (2) a $2,800 cash payment made concurrently with the transfer of the European operations of the Real-Time business to the Purchaser received on May 30, 2017 and (3) $2,000 placed in escrow as security for certain purchase price adjustments and for our indemnification obligations to the Purchaser under the RT APA. In May 2018, the full $2,000 placed in escrow was released to us. In September 2017, the final working capital computation was completed and resulted in no additional consideration paid to or from either party.

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

In conjunction with the RT APA, we and the Purchaser entered into Transition Services Agreements (the “TSAs”) for the U.S/Europe and Japan effective May 15, 2017. Under the TSAs, we agreed to provide and receive various services to and from the Purchaser on an arms-length fee-for-service basis for a term of twelve months as of the date of the TSAs, subject to a renewal term of up to eighteen months. The services provisions of the TSAs expired on May 15, 2018 except for limited system access services that we have agreed to provide to the Purchaser through November 15, 2018. Net amounts charged (to) and from the Purchaser under the TSAs for the years ended June 30, 2018 and 2017 were ($50) and $6, respectively, and are recorded as a cost reduction within operating expenses.

Results associated with the Real-Time business are classified as income from discontinued operations, net of income taxes, in our consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Real-Time business. During the year ended June 30, 2017, these costs included $71 in compensation payments to several employees in lieu of a portion of unvested restricted stock holdings previously awarded and related accrued dividends. Additionally, we accelerated the vesting of 9,710 shares of previously unvested restricted stock to one officer resulting in an incremental stock compensation expense of $4 during the year ended June 30, 2017 (see Note 9 – Share-Based Compensation).

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Prior year results have been adjusted to conform to the current year presentation. For the year ended June 30, 2017, income from discontinued operations is comprised of the following:

Year Ended June 30,
2017
Revenue	$27,032
Cost of sales	10,568
Gross margin	16,464

Operating expenses:
Sales and marketing	5,300
Research and development	3,549
General and administrative	722
Total operating expenses	9,571
Operating income	6,893

Gain on sale of Real-Time business, net	34,574
Other income, net	92
Income from discontinued operations before income taxes	41,559

Provision for income taxes	2,067

Income from discontinued operations	$39,492

A reconciliation of the gain before income taxes recorded on the sale of the Real-Time business for the year ended June 30, 2017 is as follows:

Year Ended June 30, 2017
Purchase price	$35,000
Purchase price adjustments for working capital	(839)
Net book value of assets sold	950
Currency translation adjustment reclassified from accumulated other comprehensive income	2,159
Transaction costs	(2,696)
Gain on sale of Real-Time business	$34,574

Transaction costs directly associated with the sale of the Real-Time business include legal, accounting, investment banking and other fees paid to external parties.

Additionally, in connection with the sale of our Real-Time business (1) we terminated the employment of two executives of the Company (including our CFO at the time of the sale) and recorded severance costs of $602, (2) we accelerated the vesting of 69,214 shares of restricted stock for these two executives, representing a portion of each of their unvested restricted stock holdings previously awarded, resulting in incremental stock compensation expense of $12, (3) entered into a new employment arrangement with a sales executive (which superseded a previously existing arrangement that included a severance arrangement) for which he earned a signing bonus of $500 (of which $369 was expensed in the year ended June 30, 2017); and (4) paid transaction bonuses of $45 to internal staff. All of the above charges are included in the operating expenses of continuing operations in our consolidated statement of operations for the year ended June 30, 2017.

Proceeds from the sale of the Real-Time business have been presented in the consolidated statement of cash flows under investing activities for the year ended June 30, 2017. In accordance with ASC Topic 205-20, additional disclosures relating to cash flow is required for discontinued operations. Cash flow information relating to the Real-Time business for the year ended June 30, 2017 is as follows:

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Year Ended June 30, 2017
Operating cash flow data:
Depreciation and amortization	$305
Share-based compensation	74
Recovery of excess and obsolete inventories	(13)
Provision for bad debts	-
Foreign currency exchange gains	(27)

Investing cash flow data:
Capital expenditures	(136)

5.	Investments in Debt and Equity Securities

Fixed Maturity and Equity Securities Available-for-Sale Investments

The following tables provide information relating to investments in fixed maturity and equity securities as of June 30, 2018 and 2017, respectively:

June 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
Commercial paper	$3,294	$-	$-	$3,294
Corporate debt	11,778	11	(1,702)	10,087
Total fixed maturity securities	$15,072	$11	$(1,702)	$13,381

Equity securities
Common stock	$5,239	$491	$(193)	$5,537
Mutual funds	789	20	-	809
Total equity securities	$6,028	$511	$(193)	$6,346
Total available for sale securities	$21,100	$522	$(1,895)	$19,727

June 30, 2017	Unamortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
Commercial paper	$6,870	$-	$-	$6,870
Total fixed maturity securities	$6,870	$-	$-	$6,870

Maturities of Fixed Maturity Securities Available-for-Sale

The amortized cost and fair value of fixed maturity securities available-for-sale as of June 30, 2018 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

	Amortized Cost	Fair Value
Fixed maturity securities
Due in one year or less	$3,294	$3,294
Due after one year through three years	3,253	1,624
Due after three years through five years	839	845
Due after five years through ten years	7,686	7,618
Total fixed maturity securities	$15,072	$13,381

Trading Securities

June 30, 2018	Cost	Realized Gains	Realized Losses	Fair Value

Common stock warrants - trading	$288	$-	$(5)	$283

We held no trading securities as of June 30, 2017.

6.	Investments in Mortgage Loans Held for Investment

We have invested $3,005 to originate or purchase mortgage loans secured by real property in the United States during our fiscal year ended June 30, 2018. We have the intent and ability to hold these mortgage loans to maturity or payoff and, as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and any deferred fees or costs. We also have a $1.4 million deposit held by an escrow agent as of June 30, 2018 for a mortgage loan that was consummated subsequent to our June 30, 2018 fiscal year end. As of June 30, 2018, the Company has not recorded any charge-offs, and believes that an allowance for loan losses is not required.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2018	2017

Accounts payable, trade	$582	$246
Accrued payroll, vacation and other employee expenses	31	1,240
Accrued Real-Time sale transaction expenses	-	1,767
Unrecognized income from research and development tax credits	130	566
Accrued income taxes	87	415
Dividend payable	1	60
Other accrued expenses	458	227
	$1,289	$4,521

8.	Income Taxes

CCUR and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1999.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

The domestic and foreign components of (loss) income from continuing operations before income taxes are as follows:

	Year Ended June 30,
	2018	2017

United States	$(18,260)	$(6,737)
Foreign	10,547	1,080
	$(7,713)	$(5,657)

The components of the benefit for income taxes are as follows:

	Year Ended June 30,
	2018	2017

Current:
Federal	$(45)	$(639)
State	(51)	(241)
Foreign	90	(144)
Total	(6)	(1,024)

Deferred:
Federal	(975)	94
State	-	(94)
Foreign	22	59
Total	(953)	59
Total	$(959)	$(965)

A reconciliation of the income tax expense computed using the federal statutory income tax rate to our provision (benefit) for income taxes is as follows:

	Year Ended June 30,
	2018	2017

Benefit at federal statutory rate	$(2,120)	$(1,923)
Change in valuation allowance	(7,124)	3,320
Permanent differences	478	38
Gain on sale of operations - permanent difference	536	-
Net operating loss expiration and adjustment	(145)	(60)
Change in federal tax rates	7,413	-
Change in state tax rates	(205)	-
Change in foreign tax rates	(86)	-
Change in uncertain tax positions	3	(206)
U.S. research and development credits	489	(1,294)
Foreign rate differential	29	(20)
State and foreign tax expense	(98)	(354)
Other	(129)	(466)
Benefit for income taxes	$(959)	$(965)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

As of June 30, 2018, and 2017, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2018	2017

Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$18,297	$23,910
Book and tax basis differences for property and equipment	-	-
Bad debt, warranty and inventory reserves	-	199
Accrued compensation	1,117	1,172
Deferred revenue	-	-
U.S. credit carryforwards	1,726	2,068
Stock compensation	680	396
Acquired intangibles	-	34
Other	709	742
Deferred tax assets	22,529	28,521
Valuation allowance	(21,554)	(28,472)
Total deferred tax assets	975	49

Deferred tax liabilities related to:
Acquired intangibles	-	34
Total deferred tax liability	-	34
Deferred income taxes, net	$975	$15

Reconciliation of June 30, 2017 deferred tax balances:

	Deferred	Valuation
	Tax Assets	Allowance
June 30, 2017 balance reported in the prior year	$36,665	$(36,634)
Balance classified within assets of discontinued operations	8,144	(8,162)
June 30, 2017 retrospective balance from continuing operations	$28,521	$(28,472)

The net deferred tax asset (liability) was classified on our consolidated balance sheets as follows:

	June 30,
	2018	2017

Non-current deferred tax asset	$975	$15
Non-current deferred tax liability	-	-
	$975	$15

As of June 30, 2018, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $56,113 for income tax purposes, of which none expire in fiscal year 2018, and the remainder expire at various dates through fiscal year 2037. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2018, therefore, the NOLs will not be subject to limitation under Section 382. If we experience an ownership change as defined in Section 382 of the IRS, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. See section below entitled “Tax Asset Preservation Plan” for details regarding steps we have taken to protect the value of our NOLs.

As of June 30, 2018, we had state NOLs of $33,240 and foreign NOLs of $19,416. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2018 and fiscal year 2037. The foreign NOLs expire according to the rules of each country. As of June 30, 2018, the foreign operating losses can be carried forward indefinitely in each country, although some countries do restrict the amount of loss that can be used in a given year.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

We have evaluated our ability to generate future taxable income in all jurisdictions that would allow the Company to realize the benefit associated with these NOLs. Based on our best estimate of future taxable income, we do not expect to fully realize the benefit of these NOLs. We expect a significant amount of the U.S. NOLs to expire without utilization, resulting in a valuation allowance in the U.S. on this portion of the net operating losses. We do not expect to realize the benefits of the Company’s NOLs in other international jurisdictions due to cumulative accounting losses, our long history of taxable losses, and our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business. We continue to maintain a full valuation allowance on losses in these other international jurisdictions.

The Company also has a $975 federal Alternative Minimum Tax (“AMT”) credit carryforward which has an indefinite life, and a research and development credit carryforward for federal purposes of $751, which has a carryforward period of 20 years and will begin to expire in fiscal years 2025 and 2026. We do not expect the Company will be able to realize the benefit of the research and development credit carryforward before its expiration, and we maintain a full valuation allowance on this item. The AMT credit is now a refundable credit under the TCJA. As such, no valuation allowance is needed on this item.

Of the $56,113 of aforementioned U.S. federal NOLs, and $751 of research and development credits, $11,189 represents acquired NOLs and $140 represents acquired R&D credits from a prior acquisition. The benefits associated with these acquired losses and tax credits will likely be limited under Sections 382 and 383 of the Internal Revenue Code as of the date of acquisition. We have fully offset the deferred tax assets related to the tax credits and NOLs with a valuation allowance.

The TCJA is comprehensive U.S. tax reform legislation enacted on December 22, 2017 that includes numerous changes to the U.S. tax code that could affect our business, such as the reduction in the U.S. federal corporate tax rate and the one-time Transition Tax on the deemed repatriation of foreign subsidiaries' earnings. As a result of the TCJA, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such earnings outside of the U.S., we would have to adjust the income tax provision in the period such determination is made. The Company has an immaterial amount of cash (less than $50) outside of the U.S. as of June 30, 2018. The Transition Tax should eliminate any future U.S. federal tax liability on any amount of cash that is repatriated in the future. Any remaining impact on income taxes, for example, state taxes, withholding taxes, or foreign exchange differences, should be immaterial based on the amount of cash outside of the U.S. as of June 30, 2018.

The valuation allowance for deferred tax assets as of June 30, 2018 and 2017 were $21,554 and $28,472, respectively. The change in the valuation allowance for the year ended June 30, 2018 was a decrease of approximately $6,918. This change consisted of (1) an $7,208 decrease due to a change in tax rates (2) a $975 decrease due to the ability to now refund the AMT credit as a result of the TCJA, (3) a $250 decrease due to true-ups of prior year deferred tax amounts, and (4) a $278 decrease due to a true-up of prior year fully valued U.S. NOLs. Additionally, there was a (1) $1,102 increase due to the creation of deferred tax assets during fiscal year 2018, (2) a $484 increase due to stock compensation, exchange rate changes, and unrealized gains/losses, the effect of which was a component of equity, and (3) a $207 increase due to other deferred tax adjustments, most of which was attributable to the sale of foreign subsidiaries as part of the Content Delivery business sale.

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2018, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions, with the exception of the $975 AMT credit carryforward that is now considered refundable after the enactment of the TCJA. We do not have sufficient evidence of future income to conclude that it is more likely than not the Company will realize its entire deferred tax inventory in any of its jurisdictions (U.S., Germany, Spain, Hong Kong, United Kingdom, and Australia). Therefore, we have recognized a full valuation allowance on the Company’s deferred tax inventory. We reevaluate our conclusions quarterly regarding the valuation allowance and will make appropriate adjustments as necessary in the period in which significant changes occur.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Unrecognized tax benefits

A reconciliation of the beginning and ending amount of our unrecognized tax benefits for the fiscal years ended June 30, 2018 and 2017 is as follows:

Balance at July 1, 2016	$297
Additions for tax positions of prior years	194
Reductions for tax positions for prior year	(154)
Balance at June 30, 2017	337
Reductions for tax positions for prior year	(86)
Balance at June 30, 2018	$251

The amount of gross tax effected unrecognized tax benefits as of June 30, 2018 was approximately $251 of which approximately $143, if recognized, would affect the effective tax rate. During the fiscal year ended June 30, 2018, we recognized approximately $6 of interest. We had approximately $27 and $22 of accrued interest at June 30, 2018 and 2017, respectively. We had no accrued penalties as of either June 30, 2018 or 2017. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. We believe that the amount of uncertainty in income taxes will not change by a significant amount within the next 12 months.

The Company and its subsidiaries file income taxes returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1999.

Research and Development Tax Credits

During the year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit in the amounts of $719 and $675, respectively, for our fiscal year ending June 30, 2016. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within both other current assets and other long-term assets with an offset in both accrued expenses and other long-term liabilities in our consolidated balance sheets as of June 30, 2018 and 2017, respectively. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (1) reduce other current assets and offset the payroll tax liability and (2) reduce accrued expenses and recognize a reduction of operating expenses.

During our fiscal years ended June 30, 2018 and 2017, we recognized $287 and $173, respectively, of the state of Georgia credit and reduced operating expenses accordingly. As of June 30, 2018, State tax credit assets of $577 and $24 are reflected within other current assets and other long-term assets, respectively, and unrecogized income from these credits of $130 and $12 are reflected in accrued expenses and other long-term liabilities, respectively. As of the filing date, we have received $173 of proceeds from utilization of our State tax credits.

CCUR HOLDINGS, INC.

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

As indicated in our Form 8-K filed on May 11, 2018, the Company executed and delivered the Third Amended Consent and Limited Waiver to the Standstill Agreement, filed therewith as Exhibit 10.1 (the “Amended Consent and Limited Waiver”), to JDS1, LLC and Julian Singer (together with their affiliates and associates, the “Investor Group”). The Amended Consent and Limited Waiver provides that so long as (i) the Investor Group collectively beneficially own no more than 4,176,180 of the outstanding shares of common stock of the Company, including the Investor Group’s beneficial ownership of Common Stock as a result of the exercise or assignment of any option contracts, and (ii) any acquisition of common stock of the Company by the Investor Group would not reasonably be expected to limit the Company’s ability to utilize the Company’s net operating loss carryforwards, the Company shall not deem the Investor Group to have effected a Prohibited Transfer as that term is defined in the Company’s Restated Certificate of Incorporation.

9.	Share-Based Compensation

We have a stock incentive plan providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Amended and Restated 2011 Stock Incentive Plan. Under the plan, the Compensation Committee may award stock options and shares of common stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Compensation Committee or the Board of Directors.

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant. We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments.

Our Amended and Restated 2011 Stock Incentive Plan became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011. The Amended and Restated 2011 Stock Incentive Plan terminates on October 31, 2021. Stockholders have authorized the issuance of up to 1,100,000 shares under this plan, and at June 30, 2018, there were 12,219 shares available for future grants.

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees and board members, as follows:

	Year Ended June 30,
	2018	2017

Share-based compensation expense included in the consolidated statement of operations:
General and administrative	$2,143	$686

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Based on historical experience with our restricted stock and stock option participants, option pre-vesting cancellations and number of participants, we estimated annualized forfeiture rates of 0.0% and 8.5% for unvested restricted stock awards and stock options outstanding as of June 30, 2018 and 2017, respectively. We update our expectation of forfeiture rates quarterly and under the true-up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Restricted Stock Awards

During fiscal year 2018, we issued 117,900 shares of restricted stock. These restricted awards were issued to employees, executives, and board members and vest as follows: (1) ratably over a four-year period for employees and executives, and (2) ratably over three years for board members. Vesting is based solely on a service condition, and restrictions generally release ratably over the service period. The weighted-average grant date fair value per share for our restricted stock awards is the closing price on the date of grant. A summary of the activity of our service condition restricted stock awards during fiscal year 2018 is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2017	440,613	$5.45
Granted	117,900	5.72
Vested	(476,013)	5.46
Forfeited	(22,500)	5.98
Non-vested at June 30, 2018	60,000	$5.71

A summary of the activity of our performance-based, service condition restricted stock during fiscal year 2018 is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2017	50,000	$5.49
Vested	(50,000)	5.49
Non-vested at June 30, 2018	-	$-

In conjunction with the sale of our Content Delivery business on December 31, 2017 (see Note 4 – Discontinued Operations), substantially all of the previously non-vested restricted stock awards (including 50,000 performance-based restricted stock awards) were accelerated to vest as a result of a change of control as determined by our Board of Directors, resulting in stock-based compensation expense of $1,745 during the second quarter of our fiscal year 2018. In January 2018, we allowed for the net settlement of certain of these awards for the payment of payroll taxes due to certain non-Section 16 employees. Such net settlement resulted in the Company acquiring and retiring 41,566 shares of its common stock.

Additionally, one of our independent directors resigned from the Board of Directors, effective on December 31, 2017 (see Note 13 – Commitments and Contingencies – Resignation of Directors) and we accelerated the vesting of 7,500 shares of previously non-vested restricted stock held by that director. This acceleration of vesting resulted in incremental stock compensation expense of $43 during the year ended June 30, 2018.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

In conjunction with the resignation of three of our independent directors in July 2017 (see Note 13 – Commitments and Contingencies – Resignation of Directors), we accelerated the vesting of 5,400 shares of restricted stock held by each of the resigning directors. This acceleration of vesting resulted in incremental stock compensation expense of $37 during fiscal year 2018.

All remaining stock-based compensation expense for the fiscal years ended June 30, 2018 and 2017 resulted from vesting of shares over their respective vesting periods. Total remaining compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2018 is $244, which is expected to be recognized over the weighted average period of 1.5 years.

Stock Options

We use a Black-Scholes option valuation model to determine the grant date fair value of stock-based compensation. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on our expectations under our current operating environment. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model as we do not anticipate paying cash dividends in the foreseeable future. Stock-based compensation is recorded net of expected forfeitures.

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Grant date fair value of options	$2.43
Expected option life (in years)	10.0
Risk-free interest rate	2.3%
Expected volatility	31.1%
Dividend yield	0.0%

For fiscal year 2018, we made a single grant of 15,000 stock options. A summary of our stock option activity as of June 30, 2018 and changes during fiscal year 2018 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2017	30,881	$13.06
Granted	15,000	5.42
Forfeited or expired	(30,881)	13.06
Outstanding as of June 30, 2018	15,000	$5.42	9.63	$-
Vested at June 30, 2018	-	$-	-	$-
Exercisable at June 30, 2018	-	$-	-	$-

The total intrinsic value of options both outstanding and exercisable was nil for both of the fiscal years ended June 30, 2018 and 2017. Total remaining compensation cost of stock options granted, but not yet vested as June 30, 2018 is $28, which is expected to be recognized over the weighted average remaining period of 2.6 years. We generally issue new shares to satisfy option exercises.

During the years ended June 30, 2018 and 2017, we received $0 and $118, respectively, from the exercise of stock options.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

10.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

On June 30, 2018 we terminated the retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the IRC. For fiscal years 2018 and 2017, we made matching contributions of $29 and $25, respectively.

The sale of our Content Delivery business on December 31, 2017 (see Note 4 – Discontinued Operations) triggered a “partial plan termination” of our domestic 401(k) plan as defined under Section 411(d)(3) of the IRC. As a result, previously forfeited matching contributions for all voluntary and involuntarily terminated employees during the 401(k) plan year for 2017 (January 1, 2017 through December 31, 2017) were reinstated.

Defined Benefit Plans

As of June 30, 2018, we maintained the Pension Plans covering former employees in Germany. The measurement date used to determine fiscal years’ 2018 and 2017 benefit information for the Pension Plans was June 30, 2018 and 2017, respectively. Our Pension Plans have been closed to new employees since 1998 and no existing employees are eligible to participate, as all eligible participants are no longer employed by us.

A reconciliation of the changes in the Pensions Plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2018, and a statement of the funded status at June 30, 2018 for these years for the Pension Plans is as follows:

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Obligations and Funded Status

	June 30,
	2018	2017

Change in benefit obligation:
Benefit obligation at beginning of year	$4,610	$4,919
Interest cost	73	50
Actuarial loss (gain)	51	(256)
Foreign currency exchange rate change	108	133
Benefits paid	(261)	(236)
Benefit obligation at end of year	$4,581	$4,610

Change in plan assets:
Fair value of plan assets at beginning of year	$1,021	$1,192
Actual return on plan assets	(1)	19
Employer contributions	14	14
Benefits paid	(254)	(229)
Foreign currency exchange rate change	29	25
Fair value of plan assets at end of year	$809	$1,021
Funded status at end of year	$(3,772)	$(3,589)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2018	2017

Other accrued expenses (1)	$(6)	$(7)
Pension liability - long-term liabilities	(3,766)	(3,582)
Total pension liability	$(3,772)	$(3,589)

Accumulated other comprehensive loss	$1,372	$1,345

(1) Included in line item accounts payable and accrued expenses

Items Not Yet Recognized as a Component of Net Periodic Pension Cost:

	June 30,
	2018	2017

Net loss	$1,372	$1,345
	$1,372	$1,345

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2018	2017

Projected benefit obligation	$4,581	$4,610
Accumulated benefit obligation	$4,581	$4,610
Fair value of plan assets	$809	$1,021

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year Ended June 30,
	2018	2017

Net Periodic Benefit Cost
Service cost	$-	$-
Interest cost	73	50
Expected return on plan assets	(9)	(15)
Recognized actuarial loss	65	76
Amortization of unrecognized net transition obligation (asset)	-	-
Net periodic benefit cost	$129	$111

We estimate that $66 of the net loss for the defined benefit pension plans will be amortized from accumulated other comprehensive income into net period benefit cost in fiscal year 2019.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2018	2017

Discount rate	1.37%	1.55%
Expected return on plan assets	2.00%	2.00%
Compensation increase rate	0.00%	0.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2018	2017

Discount rate	1.55%	1.07%
Expected return on plan assets	2.00%	2.50%
Compensation increase rate	0.00%	0.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2018:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2018

Asset Category:
Cash and cash equivalents	$47	$-	$-	$47	5.8%
Mutual funds	-	244	-	244	30.2%
Cash surrender value insurance contracts	-	518	-	518	64.0%
Totals	$47	$762	$-	$809	100.0%

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2017:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2017

Asset Category:
Cash and cash equivalents	$42	$-	$-	$42	4.1%
Mutual funds	-	432	-	432	42.3%
Cash surrender value insurance contracts	-	547	-	547	53.6%
Totals	$42	$979	$-	$1,021	100.0%

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

Contributions

We expect to contribute $14 to our defined benefit pension plans in fiscal year 2019.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Estimated Future Benefit Payments

Expected benefit payments, which reflect expected future service, during the next ten fiscal years ending June 30, are as follows:

Pension
Benefits

2019	254
2020	252
2021	250
2022	248
2023	245
2024 - 2028	1,207

11.	Dividends

Cash dividends declared on our common stock during fiscal year 2018 are summarized in the following table:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 12, 2017	September 26, 2017	Quarterly	$0.12	$1,187
December 14, 2017	December 28, 2017	Quarterly	$0.12	1,191
			Total	$2,378

On October 27, 2017, we announced the Board of Directors’ decision to suspend the Company’s quarterly dividend following the payment of the December 28, 2017 dividend to preserve the Company’s liquidity while the Investment Committee considers potential acquisition targets and alternative uses of the Company’s continuing assets, including the proceeds from the sale of our Content Delivery business. The Board of Directors will continue to regularly assess our allocation of capital and evaluate whether and when to reinstate the quarterly or other special dividend.

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

	June 30	June 30,
Dividends Payable	2018	2017
Current	$1	$60
Non-current	2	225
	$3	$285

During fiscal year 2018, $8 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the year ended June 30, 2018:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Gain / (Loss) on Investments	Total
Balance at June 30, 2017	$(1,345)	$(1,545)	$-	$(2,890)

Other comprehensive income before reclassifications	(92)	1,977	(1,373)	512
Amounts reclassified from accumulated other comprehensive income (loss)	65	-	-	65
Net current period other comprehensive income (loss)	(27)	1,977	(1,373)	577
Balance at June 30, 2018	$(1,372)	$432	$(1,373)	$(2,313)

13.	Commitments and Contingencies

Operating Leases

We have leased an office space through December 31, 2018 that can be terminated upon ten days’ notice and have no operating lease commitments.

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officer and certain other employees, employment may be terminated by either the respective employee or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the employee, in an annualized amount equal to the respective employee's base salary then in effect. At June 30, 2018, the maximum contingent liability under these agreements is $441.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

Separation of Chief Executive Officer

On December 31, 2017, the Company and its then president and CEO, Derek Elder, entered into a Separation and Consulting Agreement and General Release of Claims (the “Separation Agreement”), whereby his role as president and CEO of the Company terminated and he ceased to be a member of the Board of Directors and all committees thereof, effective on December 31, 2017. Mr. Elder’s separation from the Company did not involve any disagreement with the Board of Directors, the Company or its management on any matter relating to our operations, policies or practices. Under the Separation Agreement, Mr. Elder received the following payments in January 2018, all less applicable tax withholdings and deductions: (i) a lump sum cash severance payment of $558; (ii) $194, which equals the pro-rated portion of the maximum award payable to him under our annual incentive plan for the Company’s 2018 fiscal year; (iii) $19, which represents the difference between his monthly COBRA premium for himself and his eligible dependents who were covered under the Company's hospitalization and medical plan as of December 31, 2017 and the monthly premium that an active employee would pay for the same coverage as of December 31, 2017, multiplied by 12 and grossed up for estimated taxes; and (iv) the previously approved and announced $200 bonus payable on closing of the transaction with Vecima. In addition, all of Mr. Elder’s outstanding restricted stock awards and performance-based stock awards became fully vested on December 31, 2017 in accordance with the terms of the Company’s Amended and Restated 2011 Stock Incentive Plan.

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

SCHEDULE IV

CCUR HOLDINGS, INC.

MORTGAGE LOANS ON REAL ESTATE

($ Amounts in thousands)

Description	Property Type	Contractual Interest Rate	Maturity Date	Periodic Payment	Face Amount	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
First Mortgages:
Loan A	Multi-family	8.5%	4/1/19	Interest Only, Balloon Final	$700	$700	$-
Loan B	Residential Predevelopment	12.0%	5/31/21	Interest Only, Balloon Final	805	805	-
Loan C	Commercial Manufacturing	12.0%	6/6/23	Interest Only, Balloon Final	1,500	1,500	-

Total Loans					$3,005	$3,005	$-

Reconciliations of carrying amounts of loans:

Year Ended
June 30, 2018

Balance at July 1, 2017	$-
Additions during the period:
New mortgage loans	3,005
Deductions during the period:	-
Balance at June 30, 2018	$3,005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCUR HOLDINGS, INC.
(Registrant)

By:	/s/ Wayne Barr, Jr.
Wayne Barr, Jr.
President and Chief Executive Officer

Date: September 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 7, 2018.

NAME	TITLE

/s/ Wayne Barr, Jr.	Chairman of the Board
Wayne Barr, Jr.

/s/ Wayne Barr, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)
Wayne Barr, Jr.

/s/ Warren Sutherland	Chief Financial Officer (Principal Financial and Accounting Officer)
Warren Sutherland

/s/ David Nicol	Director
David Nicol

/s/ Steven G. Singer	Director
Steven G. Singer

/s/ Dilip Singh	Director
Dilip Singh

