Form 10-Q
period 2018-09-30
CCUR Holdings, Inc.
filed 2018-11-09
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☑

Number of shares of the Company’s common stock, par value $0.01 per share, outstanding as of November 5, 2018 was 9,104,896.

CCUR Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2018

Part I - Financial Information

Item 1.	Financial Statements

CCUR Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$34,858	$32,992
Equity securities, fair value	5,143	6,629
Fixed maturity securities, available-for-sale, fair value	9,657	13,381
Current maturities of mortgage loans receivable	2,472	700
Receivable from sale of Content Delivery business held in escrow	1,450	1,450
Advances receivable, net	1,915	-
Prepaid expenses and other current assets	1,221	1,419
Total current assets	56,716	56,571

Property and equipment, net	7	1
Deferred income taxes, net	975	975
Deposit on mortgage loan receivable held in escrow	-	1,400
Mortgage loans receivable, net of current maturities	2,305	2,305
Other long-term assets, net	45	54
Total assets	$60,048	$61,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$944	$1,289
Total current liabilities	944	1,289

Long-term liabilities:
Pension liability	3,754	3,766
Other long-term liabilities	181	185
Total liabilities	4,879	5,240

Commitments and contingencies (Note 10)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 9,094,069 and 9,117,077 issued and outstanding at September 30 and June 30, 2018, respectively	91	91
Capital in excess of par value	210,027	210,083
Accumulated deficit	(151,480)	(151,795)
Accumulated other comprehensive loss	(3,469)	(2,313)
Total stockholders' equity	55,169	56,066
Total liabilities and stockholders' equity	$60,048	$61,306

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017
Interest income on mortgage loans	$131	$-
Operating expenses:
General and administrative	835	1,465
Total operating expenses	835	1,465
Operating loss	(704)	(1,465)

Other interest income	880	101
Dividend income	64	-
Net realized gain on investments	201	-
Unrealized loss on equity securities, net	(457)	-
Other income (expense), net	15	(8)

Loss from continuing operations before income taxes	(1)	(1,372)

Provision for income taxes	2	6

Loss from continuing operations	(3)	(1,378)

Income from discontinued operations, net of income taxes	-	368

Net loss	$(3)	$(1,010)

Basic and diluted earnings (loss) per share:
Continuing operations	$-	$(0.15)
Discontinued operations	-	0.04
Net loss	$-	$(0.11)

Weighted average shares outstanding - basic and diluted	9,105,527	9,392,197

Cash dividends declared per common share	$-	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF COMPREHENSIVE LOSS(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2018	2017

Net loss	$(3)	$(1,010)

Other comprehensive loss:
Net unrealized loss on available for sale investments	(877)	-
Foreign currency translation adjustment	13	24
Pension and post-retirement benefits, net of tax	26	(60)
Other comprehensive loss:	(838)	(36)

Comprehensive loss	$(841)	$(1,046)

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2018	2017

Cash flows used in operating activities:
Net loss	$(3)	$(1,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	329
Share-based compensation	59	221
Recovery of provision for excess and obsolete inventories	-	(23)
Non-cash accretion of interest on investments	(253)	(22)
Payment-in-kind interest	(203)	-
Net realized and unrealized loss on investments	256	-
Foreign currency exchange loss	-	110
Decrease (increase) in assets:
Accounts receivable	-	(5)
Inventories	-	254
Prepaid expenses and other current assets	284	(385)
Other long-term assets	9	(115)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(301)	(2,456)
Deferred revenue	-	(333)
Pension and other long-term liabilities	26	(70)
Net cash used in operating activities	(126)	(3,505)

Cash flows provided by investing activities:
Additions to property and equipment	(6)	(222)
Origination and fundings of real-estate loans receivable	(415)	-
Funding of cash advance receivable	(2,000)	-
Proceeds from sale or maturity of securities	6,167	4,783
Purchases of securities	(1,635)	(4,175)
Net cash provided by investing activities	2,111	386

Cash flows used in financing activities:
Purchase of common stock for retirement	(115)	-
Dividends paid	-	(1,148)
Net cash used in financing activities	(115)	(1,148)
Effect of exchange rates on cash and cash equivalents	(4)	(2)

Increase (decrease) in cash and cash equivalents	1,866	(4,269)
Cash and cash equivalents - beginning of year	32,992	35,893
Cash and cash equivalents - end of period	$34,858	$31,624

Cash paid during the period for:
Interest	$-	$-
Income taxes, net of refunds	$210	$615

The accompanying notes are an integral part of the consolidated financial statements.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.	Overview of Business and Basis of Presentation

References herein to “CCUR Holdings,” the “Company,” “we,” “us,” or “our” refer to CCUR Holdings, Inc. and its subsidiaries unless the context specifically indicates otherwise. CCUR Holdings was formerly known as Concurrent Computer Corporation and changed its name on January 2, 2018.

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

On December 31, 2017, we completed the sale of our content delivery and storage business (the “Content Delivery business”) and other related assets to Vecima Networks, Inc. (“Vecima”) pursuant to an Asset Purchase Agreement, dated as of October 13, 2017, between the Company and Vecima. Substantially all liabilities associated with the Content Delivery business were assigned to Vecima as part of the transaction. The Content Delivery business provided advanced applications focused on storing, protecting, transforming, and delivering high value media. The Content Delivery business consisted of (i) software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network and (ii) Aquari™ Storage, a unified scale-out storage solutions product that is ideally suited for a wide range of enterprise IT and video applications that require advanced performance, very large storage capacities, and a high degree of reliability.

Results of the Content Delivery business are retrospectively reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. Prior year information has been adjusted to conform to the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 3 “Discontinued Operations” for more information regarding results from discontinued operations.

In fiscal year 2018, following the sale of the Content Delivery business, we began developing a real estate operation initially through, among other things, making a number of commercial loans secured by real property. Based on the success of these activities, including the yield characteristics of these loans, and management’s experience in the real estate area, we created Recur Holdings LLC, a Delaware limited liability company wholly owned by the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings LLC, we conduct, hold and manage our existing and future real estate operations.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of June 30, 2018 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on September 7, 2018.

Smaller Reporting Company

We meet the SEC’s definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

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

Investments in Debt and Equity Securities

We determine the appropriate classification of investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short term or long term in the consolidated balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

We adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), as amended by ASU 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, on July 1, 2018 (see Note 2). Upon adoption of ASU 2016-01 on July 1, 2018, we are no longer required to determine the classification of our equity securities and there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income.

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

Advances Receivable

During the three months ended September 30, 2018, we provided a $2,000 cash advance to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to six months, in exchange for paying us an upfront fee and a guaranty of the full repayment obligation from the principal of the third-party business. The fee is earned over the six-month advance period and is reported as part of other interest income within the statement of operations. Each quarter, we review the carrying value of this cash advance, and determine if an impairment reserve is necessary. As of September 30, 2018, our advance receivable was not impaired.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Due to the loss from continuing operations for both periods presented, weighted average common share equivalents of 31,665 and 218,719 for the three months ended September 30, 2018 and 2017, respectively, were excluded from the calculation as their effect would have been anti-dilutive.

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

ASC Topic 820, Fair Value Measurements and Disclosures requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3 Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include the use of management estimates.

Our investment portfolio consists of money market funds, domestic and international commercial paper, equity securities and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading or held-to-maturity investments. Our marketable securities, other than warrants and equity securities, are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Any realized gains or losses are reported in the accompanying consolidated statements of operations. Equity securities are reported at fair value with unrealized gains and losses resulting from adjustments to fair value reported within our consolidated statements of operations. We provide fair value measurement disclosures of our securities in accordance with one of the three levels of fair value measurement. We have no financial assets that are measured on a recurring basis that fall within Level 3 of the fair value hierarchy. Our financial assets that are measured at fair value on a recurring basis as of September 30, 2018 and June 30, 2018 are as follows:

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	As of September 30, 2018 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$4,194	$4,194	$-	$-
Money market funds	30,664	30,664	-	-
Cash and cash equivalents	$34,858	$34,858	$-	$-

Common stock warrants	$101	$101		$-
Common stock	4,218	4,218	-	-
Mutual funds	824	824	-	-
Equity investments	$5,143	$5,143	$-	$-

Corporate debt	$9,657	$-	$9,657	$-
Available-for-sale investments	$9,657	$-	$9,657	$-

	As of June 30, 2018 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$3,777	$3,777	$-	$-
Money market funds	28,215	28,215	-	-
Commercial paper	1,000	-	1,000	-
Cash and cash equivalents	$32,992	$31,992	$1,000	$-

Common stock warrants	$283	$283	$-	$-
Common stock	5,537	5,537	-	-
Mutual funds	809	809	-	-
Equity investments	$6,629	$6,629	$-	$-

Commercial paper	$3,294	$-	$3,294	$-
Corporate debt	10,087	-	10,087	-
Available-for-sale investments	$13,381	$-	$13,381	$-

2.	Recent Accounting Guidance

Recently Issued and Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there is no longer a requirement to assess equity securities for impairment since such securities are now measured at fair value through net income. We utilized a modified retrospective approach to adopt the new guidance effective July 1, 2018. The impact related to the change in accounting for equity securities for the fiscal year ended June 30, 2018 was $318 of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Recent Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU No. 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact this change will have on our consolidated financial statements and disclosures.

3.	Discontinued Operations

Content Delivery Business

As noted above, on December 31, 2017, we completed the sale of the Content Delivery business and other related assets to Vecima pursuant to an Asset Purchase Agreement, dated as of October 13, 2017, between the Company and Vecima for a purchase price of $29,000 (subject to an adjustment for net working capital). The sale included our Content Delivery business assets and related liabilities in the United States, United Kingdom, and Germany, as well as the sale of all equity in our Japanese subsidiary.

Gross proceeds of $29,812 from the sale were paid to us as follows: (1) $28,362 net cash payment during our fiscal year ended June 30, 2018 (including an $812 adjustment for surplus net working capital transferred to Vecima as defined in the CDN APA) and (2) $1,450 placed in escrow as security for the Company’s indemnification obligations to Vecima under the CDN APA, which amount will be released to the Company on or around December 31, 2018 (less any portion used to make indemnification payments to Vecima).

Results associated with the Content Delivery business are classified within income from discontinued operations, net of income taxes, in the accompanying consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Content Delivery business.

For the three months ended September 30, 2017, income from discontinued operations, net of income taxes related to the Content Delivery business was comprised of the following:

Three Months Ended September 30, 2017
Revenue	$7,870
Cost of sales	3,220
Gross margin	4,650

Operating expenses:
Sales and marketing	2,144
Research and development	1,678
General and administrative	478
Total operating expenses	4,300
Operating income	350

Other expense, net	(110)
Income from discontinued operations before income taxes	240

Benefit for income taxes	(128)

Income from discontinued operations	$368

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Cash flow information relating to the Content Delivery business for the three months ended September 30, 2017 is as follows:

Operating cash flow data:
Depreciation and amortization	$329
Share-based compensation	72
Recovery of provision for excess and obsolete inventories	(23)
Foreign currency exchange losses	110

Investing cash flow data:
Capital expenditures	(222)

4.	Investments

Fixed Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed maturity and equity securities:

September 30, 2018	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities
Common stock	$4,217	$260	$(259)	$4,218
Common stock warrants	288	-	(187)	101
Mutual funds	789	35	-	824
Total equity securities	$5,294	$295	$(446)	$5,143

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
Corporate debt	$12,225	$-	$(2,568)	$9,657
Total fixed maturity securities	$12,225	$-	$(2,568)	$9,657

Fixed maturity debt securities are classified as “available for sale”, and as such, adjustments to fair value are recorded within other comprehensive income on the consolidated balance sheet as unrealized gains and losses. Upon our adoption of ASU 2016-01, effective July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net realized gain (loss) on investments. During the three months ended September 30, 2018, we recorded a $457 unrealized loss on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments. During the three months ended September 30, 2018, we recorded a $201 realized gain on the sale of debt and equity securities, as reported within our consolidated statement of operations.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

June 30, 2018	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities
Common stock	$5,239	$491	$(193)	$5,537
Common stock warrants	288	-	(5)	283
Mutual funds	789	20	-	809
Total equity securities	$6,316	$511	$(198)	$6,629

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
Commercial paper	$3,294	$-	$-	$3,294
Corporate debt	11,778	11	(1,702)	10,087
Total fixed maturity securities	$15,072	$11	$(1,702)	$13,381

The amortized cost and fair value of fixed maturity securities available-for-sale as of September 30, 2018 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Fixed maturity securities
Due after one year through three years	$3,625	$1,476
Due after three years through five years	865	658
Due after five years through 10 years	7,735	7,523
Total fixed maturity securities	$12,225	$9,657

5.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of loss from continuing operations before the (benefit) provision for income taxes are as follows:

	Three Months Ended September 30,
	2018	2017

United States	$42	$(1,359)
Foreign	(43)	(13)
Loss from continuing operations	$(1)	$(1,372)

The components of the (benefit) provision for income taxes are as follows:

	Three Months Ended September 30,
	2018	2017

United States	$2	$6
Foreign	-	-
Provision for income taxes	$2	$6

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On December 22, 2017, President Donald J. Trump signed the Tax Cuts and Jobs Act (“TCJA”) that instituted fundamental changes to the taxation of U.S. corporations. Among the many changes instituted by TCJA, the following are most likely to impact our business: permanent reduction in the U.S. federal statutory tax rate for corporations from 35% to 21%; new restrictions on the deductibility of net operating losses generated in years beginning after December 22, 2017; additional limitations on certain business deductions such as interest expense and entertainment expenses; the creation of new regimes designed to tax the income of controlled foreign corporations (global intangible low-taxed income, or “GILTI”, and a base-erosion anti-abuse tax, or “BEAT”; and a possible new deduction for U.S. corporations on their foreign earnings (foreign-derived intangible income, or “FDII”); and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Transition Tax). In conjunction with TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company will end in the second quarter of fiscal 2019.

We are continuing to evaluate the impact of TCJA in light of the guidance that the U.S. Treasury and various state taxing authorities are releasing. At this time, we do not believe there will be any material changes to the amounts previously provided for the impact of the TCJA. We expect to conclude our analysis during the second quarter of fiscal 2019.

As a result of the TCJA, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such foreign earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made. We currently have an immaterial amount of cash available for repatriation of less than $35. After the TCJA, there should be no federal income taxes that would be due upon repatriation. Any other impact, such as withholding tax, states taxes, or foreign exchange rate changes, should be immaterial based on the amount of cash held overseas.

Net Operating Losses

As of June 30, 2018, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $56,113 for income tax purposes, of which none expire in fiscal year 2019, and the remainder expire at various dates through fiscal year 2037. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2018; therefore, the NOLs will not be subject to limitation under Section 382. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. We have taken steps to protect the value of our NOLs with a “Tax Asset Preservation Plan” which is described more fully in our Annual Report on Form 10-K for the period ended June 30, 2018.

As of June 30, 2018, we had state NOLs of $33,240. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2019 and fiscal year 2037.

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2018, we maintained a full valuation allowance on our net deferred tax assets in all jurisdictions, with the exception of the $975 alternative minimum tax credit carryforward that is now considered refundable after the enactment of the TCJA. We do not have sufficient evidence of future income to conclude that it is more likely than not the Company will realize its entire deferred tax inventory in any of its jurisdictions (United States, Germany, United Kingdom, and Australia). Therefore, we have recognized a full valuation allowance on the Company’s deferred tax inventory. We reevaluate our conclusions quarterly regarding the valuation allowance and will make appropriate adjustments as necessary in the period in which significant changes occur.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Research and Development Tax Credits

During the year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit in the amounts of $719 and $675, respectively, for our fiscal year ending June 30, 2016. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within both other current assets and other long-term assets with an offset in both accrued expenses and other long-term liabilities in our consolidated balance sheets as of September 30 and June 30, 2018, respectively. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (1) reduce other current assets and offset the payroll tax liability and (2) reduce accrued expenses and recognize a reduction of operating expenses.

During the three months ended September 30, 2018 we received $173 of proceeds from prior utilization of our State tax credits. Subsequent to the September 30, 2018 and prior to the filing date of this Form 10Q, we received an additional $376 of proceeds from prior utilization of our State tax credits.

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months ended September 30, 2018.

6.	Share-Based Compensation

As of September 30, 2018, we had share-based compensation plans which are described in Note 9, “Share-Based Compensation,” to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of September 30, 2018, we had 15,000 stock options outstanding and 60,000 restricted shares outstanding. During the three months ended September 30, 2018, the Company did not grant any equity compensation and no options or restricted stock awards vested, forfeited or canceled. During the three months ended September 30, 2018 and 2017, we recorded $59 and $149, respectively, of share-based compensation within general and administrative expenses of our continuing operations.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

7.	Pensions

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Net Periodic Benefit Cost
Interest cost	$15	$18
Expected return on plan assets	(1)	(2)
Recognized actuarial loss	16	16
Net periodic benefit cost	$30	$32

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2018	June 30, 2018

Accounts payable, trade	$435	$582
Accrued payroll, vacation and other employee expenses	24	31
Unrecognized income from research and development tax credits	132	130
Accrued income taxes	87	87
Dividends payable	1	1
Other accrued expenses	265	458
	$944	$1,289

9.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of taxes, for the three months ended September 30, 2018:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Gain / (Loss) on Investments	Total
Balance at June 30, 2018	$(1,372)	$432	$(1,373)	$(2,313)
Adoption of ASU No. 2016-01	-	-	(318)	(318)
Other comprehensive income before reclassifications	10	13	(877)	(854)
Amounts reclassified from accumulated other comprehensive income (loss)	16	-	-	16
Net current period other comprehensive income (loss)	26	13	(1,195)	(1,156)
Balance at September 30, 2018	$(1,346)	$445	$(2,568)	$(3,469)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.	Commitments and Contingencies

Severance Arrangements

Pursuant to the terms of the employment agreements with the chief financial officer and another employee, employment may be terminated by either the respective employee or us at any time. In the event an agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, the terminated employee will receive severance compensation for a period from six to 12 months, depending on the employee, and bonus severance. Additionally, if terminated, our chief financial officer will be entitled to COBRA continuation coverage under the Company’s hospitalization and medical plan for the 12-month period following termination. At September 30, 2018, the maximum contingent liability under these agreements was $491.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled “Cautionary Statements Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2018.

References herein to “CCUR Holdings,” the “Company,” “we,” “us” or “our” refer to CCUR Holdings, Inc. and its subsidiaries unless the context specifically indicates otherwise. CCUR Holdings was formerly known as Concurrent Computer Corporation and changed its name on January 2, 2018.

References herein to the “current year period” and the “prior year period” refer to the three months ended September 30, 2018 and 2017, respectively.

Overview

In May 2017, we sold our Real-Time business consisting of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined to Real-Time, Inc. pursuant to an Asset and Share Purchase Agreement.

On December 31, 2017, we completed the sale of our content delivery and storage business (the “Content Delivery business”) and other related assets to Vecima Networks, Inc. (“Vecima”) pursuant to an Asset Purchase Agreement (the “CDN APA”), dated as of October 13, 2017, between the Company and Vecima. Substantially all assets and liabilities associated with the Content Delivery business were assigned to Vecima as part of the transaction. Results of the Content Delivery business are retrospectively reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented (see Note 3, “Discontinued Operations,” to the accompanying consolidated financial statements). Unless otherwise noted, discussion of our business and results of operations in this Form 10-Q refers to our continuing operations.

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

We are actively pursuing business opportunities, including the acquisition of new businesses or assets, as well as developing and managing our current business and assets. We continually identify and evaluate a wide range of opportunities in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our NOLs. We believe that these activities will enable us to identify, acquire and grow businesses and assets that will maximize value for all of our stockholders.

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

Recent Events

On October 2, 2018, we announced that the Company entered into a non-binding letter of intent (the “LOI”) to acquire an 80% membership interest in LuxeMark Capital, LLC (“LuxeMark”), a privately held firm focused on the rapidly growing merchant cash advance sector of the finance industry that provides financing to small and medium-sized businesses. LuxeMark provides syndication capital or leverage to select funding companies within the sector and hopes to expand its business-to-business strategy by increasing the number of qualified funders to which it provides capital nationwide.

Under the terms of the LOI, the Company will acquire the membership interest for a combination of up to $6 million in cash, and options and stock appreciation rights each payable over four years and subject to the achievement of prescribed financial performance milestones by LuxeMark. Additionally, the Company will commit up to $10 million of syndication capital under a separate agreement with LuxeMark, which amount shall be placed by LuxeMark with its qualified funders. The acquisition and deployment of syndication capital are subject to a number of conditions including the negotiation of definitive documentation and completion of CCUR’s due diligence investigation to CCUR’s satisfaction during a 120-day exclusivity period.

We expect that the proposed transaction with LuxeMark will provide the Company with two revenue streams generated through (i) the Company’s 80% membership interest and thereby its pro-rated portion of the fee income earned by LuxeMark on its syndicators’ invested capital and (ii) returns received on the $10 million the Company makes available as a LuxeMark syndicator.

In addition to its pursuit of acquisition opportunities the Investment Committee is tasked with creating operating activities and businesses that will enhance stockholder value. To that end, in fiscal year 2018, following the sale of the Content Delivery business, we began developing a real estate operation initially through, among other activities, making a number of commercial loans secured by real property. Based on the success of these activities, including the yield characteristics of these loans, and management’s experience in the real estate area, we created Recur Holdings LLC, a Delaware limited liability company wholly owned by the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings LLC we conduct, hold and manage our existing and future real estate operations. At this time the Company does not expect a significant increase in expenses for its real estate operations as its management team has prior experience in this sector and believes it can manage the business without adding additional staffing resources. As these operations grow, we plan to leverage our contacts and potential strategic partnerships to help source continued opportunities for this business. As a part of its real estate operations, the Company plans to continue to assess opportunities to create value through real property ownership, financing and/or development, among other strategies. The Company intends to continue to build on its current operations through its newly formed subsidiary while it continues to evaluate acquisition and strategic opportunities (inside or outside the real estate sector).

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Interest Income on Mortgage Loans. We created Recur Holdings LLC, a wholly owned subsidiary of the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings LLC we conduct, hold and manage our existing and future real estate operations. During the three months ended September 30, 2018, we earned $0.1 million of interest income on five mortgage loans with an aggregate carrying value of $4.8 million and a weighted average annualized yield of 10.8%.

General and Administrative. General and administrative expenses were $0.8 million for the three months ended September 30, 2018, a $ 0.6 million, or 29.8%, decrease from the prior year period. This decrease was primarily due to:

•	a $0.3 million decrease in legal and accounting fees. Prior period fees were higher as a result of incremental services related to evaluation of strategic options and efforts to close the sale of the Content Delivery business;
•	a $0.2 million decrease in Board fees. In the first quarter of our prior fiscal year we incurred fees attributable to the resignation of three of our independent directors that did not recur in the current year period. Additionally, in the second quarter of the prior fiscal year we reduced recurring Board fees for our remaining Board members; and
•	a $0.1 million decrease in stock-based compensation resulting from the vesting of substantially all of our outstanding equity awards upon the change in control resulting from the sale the Content Delivery business in the prior year, coupled with minimal equity grants leading up to and following the completion of this business sale, which resulted in lower ongoing stock-based compensation expense in the current year period.

At this time, we do not expect a significant increase in expenses for our real estate operations as our management team has prior experience in this sector and believes it can manage the business without adding significant staffing resources.

Other Interest Income. Other interest income includes interest from investments that are not a part of our newly formed subsidiary Recur Holdings LLC, which houses our real estate operations. Other interest income specifically includes interest earned on cash and money market balances, investments in debt securities, and income generated by cash advances. Other interest income increased by $0.8 million, or 771%, in fiscal year 2018 compared to fiscal year 2017. The components of our interest income for the three months ended September 30, 2018 and 2017 are as follows:

	Year Ended September 30,
	2018	2017

Interest from cash deposits, commercial paper and debt securities	$413	$70
Accretion of discounts on purchased debt securities	252	31
Payment-in-kind interest	203	-
Other	12	-
Other interest income	$880	$101

Interest income increased in the current year period relative to the prior year period due to:

•	the increase in cash resulting from the sale of our Content Delivery business in December 2017;
•	increasing interest rates on money market balances; and
•	investment in higher yielding debt securities and cash advances in the current year period.

Dividend income. In the latter half of our fiscal year 2018 the Company began investing a portion of its business sale proceeds in equity securities, some of which declared and paid dividends during the three months ended September 30, 2018.

Net Realized and Unrealized Investment Loss. In the latter half of our fiscal year 2018, we began investing a portion of our business sale proceeds in equity securities. Upon our adoption of ASU No. 2016-01 on July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net realized gain (loss) on investments. During the three months ended September 30, 2018, we recorded a $457 unrealized loss on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments. This realized loss from the equity investment fair value adjustment was partially offset by a $201 realized gain on the sale of debt and equity securities during the period, resulting in the net realized and unrealized loss on investments of $256 reported within our consolidated statement of operations.

Income from Discontinued Operations, Net of Income Taxes. We sold the Content Delivery business on December 31, 2017. Our income from discontinued operations, net of income taxes, for the three months ended September 30, 2017 includes the financial results of the Content Delivery business for that period, which is further described in Note 3, “Discontinued Operations,” to the accompanying consolidated financial statements.

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

Uses and Sources of Cash

Cash Flows from Operating Activities

We used $0.1 million and $3.5 million of cash for operating activities during the three months ended September 30, 2018 and 2017, respectively. Operating cash usage during the three months ended September 30, 2018 was primarily attributable to operating costs during the period exceeding cash generating income, as approximately $0.5 million of our income for the period was from non-cash accretion and payment-in-kind interest. Operating cash flows during the three months ending September 30, 2017 were primarily attributable to the timing of payments made against our accounts payable to settle the previous quarter’s transaction costs related to the sale of our Real-Time business, inventory purchases and accrued compensation.

Cash Flows from Investing Activities

During the three months ended September 30, 2018, we originated $1.8 million of short-term mortgage loans through our new real estate operating subsidiary, Recur Holdings LLC, of which $1.4 million was on deposit with an escrow agent at the end of the prior fiscal year. Additionally, we provided a $2.0 million cash advance to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to six months, in exchange for paying us an upfront fee. Our remaining investing activities consisted of $1.6 million in purchases and $6.2 million in maturities or sales of debt and equity securities for the purpose of funding our operating expenses as we continue to evolve our real estate operating business and actively search for additional operating businesses to acquire.

We invested $0.2 million in property and equipment during the three months ended September 30, 2017. These capital additions were primarily related to: (i) development and test equipment for the Content Delivery business development groups and (ii) demonstration systems used by our sales and marketing group. We also generated $4.8 million of cash from maturities of commercial paper investments and reinvested $4.2 million in additional commercial paper during the three months ended September 30, 2017.

Cash Flows from Financing Activities

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We repurchased 23,008 shares of the Company’s common stock totaling $0.1 million during the three months ended September 30, 2018. All repurchased stock was retired, and 236,532 shares may still be purchased under the announced plan as of September 30, 2018.

Liquidity

We had working capital (current assets less current liabilities) of $55.8 million at September 30, 2018, compared to working capital of $55.3 million at June 30, 2018. At September 30, 2018, we had no material commitments for capital expenditures.

As of September 30, 2018, less than 0.1% of our cash was in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities and available-for-sale-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2018.

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Recent Accounting Guidance

See Note 2, “Recent Accounting Guidance,” to the accompanying consolidated financial statements for a full description of recent accounting standards including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to,; the ability of the Board of Directors and Investment Committee to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate a transaction with such acquisition targets; our ability to successfully develop our real estate operations, the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: uncertainty caused by the Company’s suspension of trading on The Nasdaq Stock Market and subsequent transfer of our stock listing to the OTCQB Venture Market; the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more businesses, the Company’s ability to consummate proposed acquisition transactions; the Company’s ability to utilize its NOLs to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Code; changes in and related uncertainties caused by changes in applicable tax laws, the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods and other natural disasters.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as may be required by federal securities laws.

Other important risk factors that could cause actual results to differ from any forward-looking statements made in this report are discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in “Item 1A. Risk Factors” in this report or elsewhere herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (Section 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company” as defined by Rule 229.10(f)(1).

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

We conducted an evaluation as of September 30, 2018, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation. However, we are, from time to time, party to various routine legal proceedings arising out of our business.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, except as noted below.

There can be no assurance that we will complete the acquisition of an 80% interest in LuxeMark that we have under a non-binding letter of intent.

There can be no assurance that we will complete the acquisition of an 80% interest in LuxeMark that we have under a non-binding letter of intent under the terms set forth in the letter of intent, or at all, because the letter of intent is not binding on us or on LuxeMark. Our acquisition of such interest is subject to us negotiating and executing with LuxeMark a mutually acceptable definitive and binding purchase agreement with respect to the business, which we expect will contain a number of conditions to closing the acquisition, including (i) our completion of satisfactory due diligence with respect to LuxeMark’s business, and (ii) satisfaction of customary closing conditions and, dependent on the results of due diligence and negotiation of the definitive documents between the parties, may require material modifications to the terms set forth in the letter of intent. There can be no assurance that LuxeMark will be willing to proceed with a transaction, that we will be able to negotiate and execute a satisfactory definitive purchase agreement with LuxeMark, that our due diligence will be satisfactory, or that the conditions to closing will be satisfied.

If we do not complete the acquisition of an 80% interest in LuxeMark, we will have expended substantial significant expenses and management resources without our shareholders realizing the potential benefits.

If we are unable to complete the acquisition of an 80% interest in LuxeMark, we will have expended significant expenses and management resources related to due diligence, legal and accounting work undertaken for the failed acquisitions without our shareholders realizing any of the potential benefits of such acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following table sets forth information about the shares of the Company’s common stock we repurchased during the three months ended September 30, 2018, as well as remaining shares available for repurchase under the Board’s authorization:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs (1)	or Programs (1)

July 2018	9,008	$5.29	9,008	250,532
August 2018	-	$-	-	250,532
September 2018	14,000	$4.85	14,000	236,532
Total	23,008	$5.02	23,008	236,532

(1)	On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases are made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Act. The repurchase program does not have an expiration date.

Item 6.	Exhibits

Exhibit No.	Description of Document
2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2017).

2.2	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2017).

2.3	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2017).

2.4	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011 (File No. 000-13150)).

3.5	Certificate of Correction to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.7	Amendment to the Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Amended and Restated Bylaws of the Company., as adopted on January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated as of January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-13150)).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 001-37706)).

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2018		CCUR HOLDINGS, INC.

	By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial and Accounting Officer)

