Form 10-Q
period 2018-12-31
CCUR Holdings, Inc.
filed 2019-02-06
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Yes    ☐        No    ☑

Number of shares of the Company’s common stock, par value $0.01 per share, outstanding as of February 4, 2019 was 8,905,037.

CCUR Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2018

Part I - Financial Information

Item 1.     Financial Statements

CCUR Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,938	$32,992
Equity securities, fair value	5,736	6,629
Fixed maturity securities, available-for-sale, fair value	12,539	13,381
Current maturities of mortgage loans receivable	2,110	700
Current maturity of commercial loan receivable	721	-
Receivable from sale of Content Delivery business held in escrow	1,450	1,450
Advances receivable, net	6,485	-
Prepaid expenses and other current assets	1,564	1,419
Total current assets	51,543	56,571

Property and equipment, net	6	1
Deferred income taxes, net	487	975
Deposit on mortgage loan receivable held in escrow	-	1,400
Mortgage loans receivable, net of current maturities	4,083	2,305
Other long-term assets, net	99	54
Total assets	$56,218	$61,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$853	$1,289
Total current liabilities	853	1,289

Long-term liabilities:
Pension liability	3,718	3,766
Other long-term liabilities	236	185
Total liabilities	4,807	5,240

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,968,154 and 9,117,077 issued and outstanding at December 31 and June 30, 2018, respectively	90	91
Capital in excess of par value	209,544	210,083
Accumulated deficit	(153,010)	(151,795)
Accumulated other comprehensive loss	(5,213)	(2,313)
Total stockholders' equity	51,411	56,066
Total liabilities and stockholders' equity	$56,218	$61,306

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Interest income on loans	$185	$-	$316	$-
Merchant cash advance income	185	-	220	-
Total revenues	370	-	536	-
Operating expenses:
General and administrative	792	3,859	1,627	5,324
Provision for credit losses	495	-	495	-
Total operating expenses	1,287	3,859	2,122	5,324
Operating loss	(917)	(3,859)	(1,586)	(5,324)

Other interest income	890	76	1,735	146
Dividend income	46	-	110	-
Net realized gain on investments	-	-	201	-
Unrealized loss on equity securities, net	(1,529)	-	(1,986)	-
Other (expense) income, net	(20)	19	(5)	42
Loss from continuing operations before income taxes	(1,530)	(3,764)	(1,531)	(5,136)

(Benefit) provision for income taxes	-	(924)	2	(918)

Loss from continuing operations	(1,530)	(2,840)	(1,533)	(4,218)

Income from discontinued operations, net of income taxes	-	22,728	-	23,096

Net (loss) income	$(1,530)	$19,888	$(1,533)	$18,878

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.17)	$(0.30)	$(0.17)	$(0.45)
Discontinued operations	-	2.41	-	2.45
Net (loss) income	$(0.17)	$2.11	$(0.17)	$2.00

Weighted average shares outstanding - basic and diluted	9,034,368	9,436,845	9,069,947	9,414,521

Cash dividends declared per common share	$-	$0.12	$-	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net (loss) income	$(1,530)	$19,888	$(1,533)	$18,878

Other comprehensive loss:
Net unrealized loss on available for sale investments	(1,813)	-	(2,690)	-
Foreign currency translation adjustment	53	(3)	76	21
Pension and post-retirement benefits, net of tax	16	(38)	32	(98)
Other comprehensive loss:	(1,744)	(41)	(2,582)	(77)

Comprehensive (loss) income	$(3,274)	$19,847	$(4,115)	$18,801

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended December 31,
	2018	2017

Cash flows used in operating activities:
Net (loss) income	$(1,533)	$18,878
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1	606
Share-based compensation	75	2,217
Recovery of provision for excess and obsolete inventories	-	(23)
Provision for uncollectible merchant cash advances	495	-
Deferred taxes, net	-	(1,153)
Other, net	-	(45)
Non-cash accretion of income	(611)	-
Payment-in-kind interest	(412)	-
Realized gain on investments, net	(201)	-
Unrealized loss on investments, net	1,986	-
Foreign currency exchange losses	-	144
Gain on sale of Content Delivery business, net	-	(22,609)
Decrease (increase) in assets:
Accounts receivable	-	115
Inventories	-	(146)
Prepaid expenses and other current assets	344	(254)
Other long-term assets	(45)	(230)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(311)	(2,688)
Deferred revenue	-	1,337
Pension and other long-term liabilities	110	233
Net cash used in operating activities	(102)	(3,618)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(6)	(275)
Origination and fundings of real estate loans receivable	(2,492)	-
Collections of real estate loans receivable	700	-
Fundings of cash advances receivable	(7,882)	-
Collections of cash advances receivable	876	-
Fundings of commercial loan receivable	(1,970)	-
Collections of commercial loan receivable	1,249	-
Proceeds from sale or maturity of securities	6,159	8,933
Purchases of securities	(7,970)	(9,986)
Proceeds from sale of Content Delivery business, net of cash transferred	-	28,914
Net cash (used in) provided by investing activities	(11,336)	27,586

Cash flows used in financing activities:
Purchase of common stock for retirement	(615)	-
Dividends paid	(1)	(2,307)
Net cash used in financing activities	(616)	(2,307)

Effect of exchange rates on cash and cash equivalents	-	(7)

(Decrease) Increase in cash and cash equivalents	(12,054)	21,654
Cash and cash equivalents - beginning of year	32,992	35,893
Cash and cash equivalents - end of period	$20,938	$57,547

Cash paid during the period for:
Interest	$-	$-
Income taxes, net of refunds	$295	$616

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

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of June 30, 2018 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. Certain prior period income amounts have been reclassified to conform with current period presentation. The results of operations for the three months and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on September 7, 2018.

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

We adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, on July 1, 2018 (see Note 2). Upon adoption of ASU 2016-01 on July 1, 2018, we are no longer required to determine the classification of our equity securities and there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Commercial and Mortgage Loans and Loan Losses

We have potential exposure to transaction losses as a result of uncollectibility of commercial mortgage and other loans. We base our reserve estimates on prior chargeback history and currently available information that is indicative of a transaction loss. We reflect additions to the reserve in current operating results, while we make charges to the reserve when we incur losses. We reflect recoveries in the reserve for transaction losses as collected. We have the intent and ability to hold our commercial loans to maturity and have not recorded provisions for loan losses as of December 31, 2018.

We have the intent and ability to hold these loans to maturity or payoff and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of December 31, 2018, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

Advances Receivable

Merchant Cash Advances, net

In December 2018, we began purchasing participation interests in Merchant Cash Advances (“MCAs”) from a third party whose principal activity is originating MCAs to small businesses. MCAs are contracts formed through a future receivables or receipts purchase and sale agreement, which stipulates the purchase price, or the amount advanced, and the specified amount, or the advance amount plus the factored receivable balance the Company will be repaid, on the face of the contract. Generally, a specified amount will be withdrawn from the merchant’s bank account via daily or weekly ACH in order to pay down the merchant’s advance. These are not consumer loan contracts, nor are they installment loan contracts to businesses for business use only. In addition, there is no monthly minimum payment, nor is there a specific repayment schedule.

Other Advances Receivable

During the six months ended December 31, 2018, we provided a $2,000 cash advance to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to six months, in exchange for paying us an upfront fee and a guaranty of the full repayment obligation from the principal of the third-party business. The fee is earned over the six-month advance period and is reported as part of merchant cash advance income within the statement of operations. Each quarter, we review the carrying value of this cash advance, and determine if an impairment reserve is necessary. As of December 31, 2018, our advance receivable was not impaired.

Allowance for MCA credit losses

The allowance for credit losses for MCAs is established at the time of funding through a provision for losses charged to our statement of operations based on historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection in full of purchased receivables is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. For the six months ended December 31, 2018, we have experienced no losses on advances; however, new facts and circumstances may adversely affect our MCA portfolio resulting in increased delinquencies and losses and could require additional provisions for credit losses, which could impact future periods. Based on industry peer group historical performance, we recorded a $495 loss reserve during the current period.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Revenue Recognition

We generate revenue primarily from interest earned on commercial mortgage and other loans that yield interest, and also from fees earned on MCAs. Loan origination fees are deferred and recognized over the expected term of the loan. The revenue generated from MCAs is primarily factor income. The factor income represents the amount of the purchased receivables in excess of the funded contract amount advanced to the merchant in accordance with the merchant agreement net of amounts related to participations. Factor income on merchant advance receivables is earned and recognized ratably as receivables are collected, at factor rates stipulated in the client funding agreement from the date of purchase through the date the receivables are collected or ceases accruing factor revenue when the receivable is identified as uncollectible.

Basic and Diluted (Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing (loss) income by the weighted average number of common shares outstanding during each year. Diluted (loss) earnings per share is computed by dividing (loss) income by the weighted average number of common shares outstanding including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Due to the loss from continuing operations for both periods presented, weighted average common share equivalents of 10,937 and 315,771 for the three months ended December 31, 2018 and 2017, respectively, and weighted average common share equivalents of 13,420 and 322,570 for the six months ended December 31, 2018 and 2017, respectively, were excluded from the calculation as their effect would have been anti-dilutive.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Our investment portfolio consists of money market funds, repurchase agreements (“repos”), domestic and international commercial paper, equity securities and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading or held-to-maturity investments. Our marketable securities, other than warrants and equity securities, are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Dividends paid by securities are recorded in dividend income. Any realized gains or losses are reported in the accompanying consolidated statements of operations. Equity securities are reported at fair value with unrealized gains and losses resulting from adjustments to fair value reported within our consolidated statements of operations. We provide fair value measurement disclosures of our securities in accordance with one of the three levels of fair value measurement. We have no financial assets that are measured on a recurring basis that fall within Level 3 of the fair value hierarchy. Our financial assets that are measured at fair value on a recurring basis as of December 31, 2018 and June 30, 2018 are as follows:

	As of December 31, 2018 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$1,379	$1,379	$-	$-
Money market funds and repos	19,559	19,559	-	-
Cash and cash equivalents	$20,938	$20,938	$-	$-

Common stock warrants	$14	$14	$-	$-
Common stock	4,686	4,686	-	-
Mutual funds	1,036	1,036	-	-
Equity investments	$5,736	$5,736	$-	$-

Corporate debt	$12,539	$-	$12,539	$-
Available-for-sale investments	$12,539	$-	$12,539	$-

	As of June 30, 2018 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$3,777	$3,777	$-	$-
Money market funds	28,215	28,215	-	-
Commercial paper	1,000	-	1,000	-
Cash and cash equivalents	$32,992	$31,992	$1,000	$-

Common stock warrants	$283	$283	$-	$-
Common stock	5,537	5,537	-	-
Mutual funds	809	809	-	-
Equity investments	$6,629	$6,629	$-	$-

Commercial paper	$3,294	$-	$3,294	$-
Corporate debt	10,087	-	10,087	-
Available-for-sale investments	$13,381	$-	$13,381	$-

The carrying amounts of certain financial instruments, including cash equivalents and MCAs, approximate their fair values due to their short-term nature.

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

Gross proceeds of $29,812 from the sale were paid to us as follows: (1) $28,362 net cash payment during our fiscal year ended June 30, 2018 (including an $812 adjustment for surplus net working capital transferred to Vecima as defined in the CDN APA) and (2) $1,450 placed in escrow as security for the Company’s indemnification obligations to Vecima under the CDN APA, which amount was to be released to the Company on or around December 31, 2018 (less any portion used to make indemnification payments to Vecima). In January 2019 we received the full $1,450 from escrow.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

For the three months and six months ended December 31, 2017, income from discontinued operations, net of income taxes, related to the Content Delivery business was comprised of the following:

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Revenue	$8,148	$16,018
Cost of sales	3,122	6,342
Gross margin	5,026	9,676

Operating expenses:
Sales and marketing	2,091	4,235
Research and development	1,612	3,290
General and administrative	473	951
Total operating expenses	4,176	8,476

Operating income	850	1,200

Gain on sale of Content Delivery business, net	22,609	22,609
Other expense, net	(33)	(143)

Income from discontinued operations before income taxes	23,426	23,666

Provision for income taxes	698	570

Income from discontinued operations	$22,728	$23,096

Cash flow information relating to the Content Delivery business for the six months ended December 31, 2017 was as follows:

Six Months Ended December 31, 2017
Operating cash flow data:
Depreciation and amortization	$605
Share-based compensation	170
Recovery of provision for excess and obsolete inventories	(23)
Foreign currency exchange losses	144

Investing cash flow data:
Capital expenditures	(275)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.	Investments

Fixed Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed maturity and equity securities:

December 31, 2018	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities
Common stock	$6,175	$230	$(1,719)	$4,686
Common stock warrants	288	-	(274)	14
Mutual funds	946	90	-	1,036
Total equity securities	$7,409	$320	$(1,993)	$5,736

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
Corporate debt	$16,920	$-	$(4,381)	$12,539
Total fixed maturity securities	$16,920	$-	$(4,381)	$12,539

Fixed maturity debt securities are classified as “available for sale,” and as such, adjustments to fair value are recorded within other comprehensive income on the consolidated balance sheet as unrealized gains and losses. Upon our adoption of ASU 2016-01, effective July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net realized gain (loss) on investments. During the three months ended December 31, 2018, we recorded a $1,529 unrealized loss on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments. During the six months ended December 31, 2018, we recorded a $1,986 unrealized loss on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments, and we recorded a $201 realized gain on the sale of debt and equity securities, as reported within our consolidated statement of operations.

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

The amortized cost and fair value of fixed maturity securities available-for-sale as of December 31, 2018 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Amortized Cost	Fair Value
Fixed maturity securities
Due after one year through three years	$4,012	$1,214
Due after three years through five years	5,122	4,069
Due after five years through 10 years	7,786	7,256
Total fixed maturity securities	$16,920	$12,539

5.	Commercial Mortgage and Other Loans Receivable

We have outstanding $6,193 of mortgage loans secured by real property in certain markets throughout the United States at December 31, 2018. Mortgage loan activity for the six months ended December 31, 2018 is as follows:

Mortgage Loans	Principal Balance	Deferred Fees	Provision for Loan Loss	Carrying Value
Balance at July 1, 2018	$3,005	-	-	3,005
Additions during the period:
New mortgage loans	3,910	(22)	-	3,888
Deductions during the period:
Collections of principal	(700)	-	-	(700)
Balance at December 31, 2018	$6,215	$(22)	$-	$6,193

We also had a $1,400 deposit held by an escrow agent as of June 30, 2018 for a mortgage loan that was consummated subsequent to our June 30, 2018 fiscal year end.

Additionally, during the second quarter of our fiscal year 2019, we originated a commercial line of credit (“credit facility”) to support the working capital needs of a business (the “borrower”) with eligible borrowings of up to $3,000, based upon the borrower’s eligible accounts receivable. All outstanding credit facility balances are due upon collection of the borrower’s accounts receivable and the credit facility expires on October 29, 2020. The credit facility yields prime plus 5% on the outstanding balance of the credit facility, and a 1.2% fee is charged on the unused portion of the credit facility. The borrower has $721 outstanding as of December 31, 2018 and the credit facility is secured by substantially all of the assets of the borrower. Credit facility activity for the period is as follows:

Commercial Loan	Principal Balance	Deferred Fees	Provision for Loan Loss	Carrying Value
Balance at July 1, 2018	$-	-	-	-
Additions during the period:
Borrowings	1,970	(7)	-	1,963
Deductions during the period:
Collections of principal	(1,242)	-	-	(1,242)
Balance at December 31, 2018	$728	$(7)	$-	$721

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.	Advances Receivable, net

In December 2018, we entered into an arrangement with an MCA originator to participate in its MCA activity. We made an initial advance of $5,000 to the originator, which in turn advanced these funds to merchants as part of a syndication. As receipts have been paid by the merchants, we have used the collected funds to fund additional MCAs with this originator. Total advances receivable, net consist of the following:

	Advance Principal	Deferred Fees	Provision for Credit Losses	Carrying Value
Merchant cash advances	$5,006	$-	$(496)	$4,510
Aviation advance	2,000	(25)	-	1,975
Advances receivable, net	$7,006	$(25)	$(496)	$6,485

7.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of loss from continuing operations before the (benefit) provision for income taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

United States	$(1,470)	$(3,764)	$(1,428)	$(5,136)
Foreign	(60)	-	(103)	-
Loss from continuing operations	$(1,530)	$(3,764)	$(1,531)	$(5,136)

The components of the (benefit) provision for income taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

United States	$-	$(924)	$2	$(918)
Foreign	-	-	-	-
Benefit (Provision) for income taxes	$-	$(924)	$2	$(918)

On December 22, 2017, President Donald J. Trump signed the Tax Cuts and Jobs Act (“TCJA”) that instituted fundamental changes to the taxation of U.S. corporations. Among the many changes instituted by TCJA, the following have already impacted or are likely to impact our business in the future: permanent reduction in the U.S. federal statutory tax rate for corporations from 35% to 21%; new restrictions on the deductibility of net operating losses generated in years beginning after December 22, 2017; additional limitations on certain business deductions such as interest expense and entertainment expenses; the creation of new regimes designed to tax the income of controlled foreign corporations (global intangible low-taxed income, or “GILTI”, and a base-erosion anti-abuse tax, or “BEAT”); and a possible new deduction for U.S. corporations on their foreign earnings (foreign-derived intangible income, or “FDII”); and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Transition Tax). In conjunction with TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company ended in the second quarter of fiscal 2019.

We are continuing to evaluate the impact of TCJA in light of the guidance that the U.S. Treasury and various state taxing authorities are releasing. At this time, we do not believe there will be any material changes to the amounts previously provided for the impact of the TCJA. We concluded our analysis during the second quarter of fiscal 2019.

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

Net Operating Losses

As of June 30, 2018, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $56,113 for income tax purposes, of which none expire in fiscal year 2019, and the remainder expire at various dates through fiscal year 2037. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2018; therefore, the NOLs will not be subject to limitation under Section 382. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. We have taken steps to protect the value of our NOLs with a “Tax Asset Preservation Plan” which is described more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

As of June 30, 2018, we had state NOLs of $33,240. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2019 and fiscal year 2037.

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018, we maintained a full valuation allowance on our net deferred tax assets in all jurisdictions, with the exception of the $487 alternative minimum tax credit carryforward that is now considered refundable in post-fiscal year 2019 after the enactment of the TCJA. We reclassified $487 of additional alternative minimum tax credit to an income tax receivable account at December 31, 2018 based on our ability to claim a refund of fifty percent of the alternative minimum tax credit with the filing of our fiscal year 2019 return within the next twelve months. We do not have sufficient evidence of future income to conclude that it is more likely than not the Company will realize its entire deferred tax inventory in any of its jurisdictions (United States, Germany, and Australia). Therefore, we have recognized a full valuation allowance on the Company’s deferred tax inventory, other than the alternative minimum tax credit. We reevaluate our conclusions quarterly regarding the valuation allowance and will make appropriate adjustments as necessary in the period in which significant changes occur.

Research and Development Tax Credits

During the year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit in the amounts of $719 and $675, respectively, for our fiscal year ending June 30, 2016. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within both other current assets and other long-term assets with an offset in both accrued expenses and other long-term liabilities in our consolidated balance sheets as of December 31, 2018 and June 30, 2018, respectively. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (1) reduce other current assets and offset the payroll tax liability and (2) reduce accrued expenses and recognize a reduction of operating expenses.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the three months and six months ended December 31, 2018 we received $392 and $573, respectively, of proceeds from prior utilization of our State tax credits. As of December 31, 2018, we have $94 remaining R&D tax credits available for future use.

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months and six months ended December 31, 2018.

8.	Share-Based Compensation

As of December 31, 2018, we had share-based compensation plans which are described in Note 9, “Share-Based Compensation,” to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We recorded the following stock-based compensation expense:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

General and administrative	$15	$1,898	$75	$2,047

As of December 31, 2018, we had 15,000 stock options outstanding and 40,000 restricted shares outstanding. During the three months ended December 31, 2018, the Company did not grant any equity compensation and there was no vesting or forfeiture of stock options. A summary of our restricted stock activity for the six months ended December 31, 2018 is as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value

Non-vested at July 1, 2018	60,000	$5.71
Granted	-	-
Vested	(7,500)	6.18
Forfeited	(12,500)	5.74
Non-vested at December 31, 2018	40,000	$5.61

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.	Pensions

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three months and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net Periodic Benefit Cost
Interest cost	$15	$18	$30	$36
Expected return on plan assets	(1)	(2)	(2)	(8)
Recognized actuarial loss	16	16	32	41
Net periodic benefit cost	$30	$32	$60	$69

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2018	June 30, 2018

Accounts payable, trade	$417	$582
Accrued payroll, vacation and other employee expenses	93	31
Unrecognized income from research and development tax credits	33	130
Accrued income taxes	-	87
Dividends payable	1	1
Other accrued expenses	309	458
	$853	$1,289

11.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of taxes, for the six months ended December 31, 2018:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Gain / (Loss) on Investments	Total
Balance at June 30, 2018	$(1,372)	$432	$(1,373)	$(2,313)
Adoption of ASU No. 2016-01	-	-	(318)	(318)
Other comprehensive income (loss) before reclassifications	32	76	(2,690)	(2,582)
Amounts reclassified to accumulated other comprehensive income (loss)	28	(28)	-	-
Net current period other comprehensive income (loss)	60	48	(3,008)	(2,900)
Balance at December 31, 2018	$(1,312)	$480	$(4,381)	$(5,213)

12.	Commitments and Contingencies

Severance Arrangements

Pursuant to the terms of the employment agreements with the chief financial officer and legal counsel, employment may be terminated by either the respective employee or us at any time. In the event an agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, the terminated employee will receive severance compensation for a period from six to 12 months, depending on the employee, and bonus severance. Additionally, if terminated, our chief financial officer will be entitled to COBRA continuation coverage under the Company’s hospitalization and medical plan for the 12-month period following termination. At December 31, 2018, the maximum contingent liability under these agreements was $491.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

13.	Subsequent Events

Release of Content Delivery Business Sale Proceeds from Escrow

As a condition of the sale of our Content Delivery business to Vecima on December 31, 2017, $1,450 of the purchase price proceeds were placed in escrow as security for our indemnification obligations to Vecima under the CDN APA, through December 31, 2018, with any portion used to reimburse Vecima for indemnification payments deducted from the escrow balance. On January 2, 2019, the full $1,450 was released from escrow and transferred to our bank account.

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

References herein to the “current year period” and the “prior year period” refer to the three months ended December 31, 2018 and 2017, respectively.

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

The Investment Committee, a special sub-committee of the Board, was established in December 2017 upon the signing of the CDN APA for the purpose of considering alternative means to deploy the proceeds of the sale of the Content Delivery business and other corporate assets to maximize long-term value for our stockholders. Such alternatives include, but are not limited to, evaluating opportunities to acquire all or a controlling interest in one or more operating businesses or assets intended to provide attractive returns for our stockholders and that are intended to result in appreciation in value, a more liquid trading market for our stock, and enhance our ability to utilize our existing U.S. federal net operating loss carryforwards (“NOLs”). Other than the restrictions set forth in the relevant non-competition and non-solicitation agreement executed by the Company in connection with the disposition of our prior operations, there are no restrictions on the transactions that we can pursue, including with respect to industry sector and geographic location. During fiscal year 2019, the Board dissolved the Investment Committee and established an Asset Management Committee as a standing committee of the Board. The Asset Management Committee, among other things, continues the work of the former Investment Committee by providing oversight of the Company’s acquisition process and also manages the Company’s ongoing operations and assets (including continued expansion and development of its real estate operations) and those of any subsequently acquired businesses.

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

Recent Events

Merchant Cash Advance (MCA) Funding

In December 2018, we entered into an arrangement with a leading MCA originator to participate in funding MCAs. We made an initial advance of $5.0 million to the originator (the “Initial MCA Advance”), who in turn advanced these funds to merchants as part of a syndication. MCAs are contracts formed through a future receivables or receipts purchase and sale agreement, which stipulates the purchase price, or the amount advanced, and the specified amount, or the advance amount plus the factored receivable balance the Company will be repaid, on the face of the contract. Generally, a specified amount will be withdrawn from the merchant’s bank account via daily or weekly ACH in order to pay down the merchant’s advance. These are not consumer loan contracts, nor are they installment loan contracts to businesses for business use only. In addition, there is no monthly minimum payment, nor is there a specific repayment schedule. As of December 31, 2018, our revenue and receivables from MCAs were derived from a single MCA originator with which we funded, in syndication, more than 100 advances to merchants.

Non-Binding Letter of Intent to Acquire an 80% Membership interest in LuxeMark Capital, LLC

On October 2, 2018, we announced that the Company entered into a non-binding letter of intent (the “LOI”) to acquire an eighty percent (80%) interest in LuxeMark Capital, LLC (“LuxeMark”), a privately held firm focused on the rapidly growing MCA sector of the finance industry that provides financing to small and medium-sized businesses. LuxeMark facilitates the provision of syndication capital or leverage to select funding companies within the MCA sector and provides related administrative servicing functions.

Pursuant to the LOI, the Company will acquire the interest in LuxeMark for a combination of up to $6 million in cash and equity, each payable over four years and subject to the achievement of prescribed financial performance milestones by LuxeMark. Additionally, the Company intends to fund up to $10 million in MCA capital, including through the Initial MCA Advance, which LuxeMark facilitated and for which LuxeMark provides certain servicing. The acquisition and deployment of any remaining MCA capital are subject to a number of conditions including the negotiation of definitive documentation and completion of CCUR’s due diligence investigation to CCUR’s satisfaction.

We expect that the proposed transaction with LuxeMark will provide the Company with two revenue streams generated through (i) the Company’s 80% interest and thereby its pro-rated portion of the fee income earned by LuxeMark on its syndicators’ invested capital and (ii) returns received on funds the Company makes available as a LuxeMark syndicator or lender.

Continued Pursuit of Acquisition Opportunities

In addition to its pursuit of acquisition opportunities, the Asset Management Committee is tasked with creating operating activities and businesses that will enhance stockholder value. To that end, in fiscal year 2018, following the sale of the Content Delivery business, we began developing a real estate operation initially through, among other activities, making a number of commercial loans secured by real property. Based on the success of these activities, including the yield characteristics of these loans, and management’s experience in the real estate area, we created Recur Holdings LLC, a Delaware limited liability company wholly owned by the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings LLC we conduct, hold and manage our existing and future real estate operations. At this time the Company does not expect a significant increase in expenses for its real estate operations as its management team has prior experience in this sector and believes it can manage the business without adding additional staffing resources. As these operations grow, we plan to leverage our contacts and potential strategic partnerships to help source continued opportunities for this business. As a part of its real estate operations, the Company plans to continue to assess opportunities to create value through real property ownership, financing and/or development, among other strategies. The Company intends to continue to build on its current operations through its newly formed subsidiary while it continues to evaluate acquisition and strategic opportunities, both inside and outside the real estate sector.

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and as follows:

Allowance for MCA credit losses

The allowance for credit losses for MCAs is established at the time of purchase through a provision for losses charged to our statement of operations based on historical performance experienced by a peer group. Losses are charged against the allowance when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. For the six months ended December 31, 2018, we have experienced no losses on advances; however, new facts and circumstances may adversely affect our MCA portfolio resulting in increased delinquencies and losses and could require additional provisions for credit losses, which could impact future periods. Based on industry peer group historical performance, we recorded a $495 loss reserve during the current period.

Results of Operations for the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Interest Income on Commercial Loans. We created Recur Holdings LLC, a wholly owned subsidiary of the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings LLC we conduct, hold and manage our existing and future real estate operations. During the three months ended December 31, 2018, we earned $0.2 million of interest income on seven mortgage and other commercial loans with a weighted average annualized yield of 11.0%.

MCA Income. In December 31, 2018, we began participating in the MCA industry by indirectly advancing funds to merchants through a third-party originator that is a leader in the MCA sector. We generated $0.2 million of income from MCAs during the period and expect to fund additional MCAs in the remaining quarters of our fiscal year 2019.

General and Administrative. General and administrative expenses were $0.8 million for the three months ended December 31, 2018, a $3.1 million, or 79.5%, decrease from the prior year period. This decrease was primarily due to:

•	a $1.8 million decrease in stock-based compensation expense resulting from the acceleration of vesting of restricted stock awards in the prior year due to the change of control triggered by the sale of our Content Delivery business on December 31, 2017;
•	a $0.7 million decrease in bonuses due primarily to the non-recurring bonuses paid in the prior year period for the completion of the sale of our Content Delivery business; and
•	a $0.6 million decrease in severance related to our former CEO that was terminated in conjunction with the sale of our Content Delivery business on December 31, 2017.

At this time, we do not expect a significant increase in expenses for our operations as our management team believes it can manage the business without adding significant staffing resources.

Provision for Credit Losses. We established a provision for credit losses specifically for the MCAs that we began participating in during the second quarter of our fiscal year 2019. The allowance for credit losses for MCAs is established at the time of purchase through a provision for losses charged to our statement of operations based on historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Other Interest Income. Other interest income includes interest from investments that are not a part of our newly formed subsidiary Recur Holdings LLC, which houses our real estate operations, or any other non-commercial loans that we may originate or otherwise acquire. Other interest income specifically includes interest earned on cash and money market balances, repurchase agreements, investments in debt securities, and income generated by other advances. Other interest income increased by $0.8 million in the current year period compared to the prior year period. The components of our interest income for the three months ended December 31, 2018 and 2017 are as follows (amounts in thousands):

	Three Months Ended December 31,
	2018	2017

Interest from cash deposits, repos, commercial paper and debt securities	$416	$76
Accretion of discounts on purchased debt securities	265	-
Payment-in-kind interest	209	-
Other interest income	$890	$76

Interest income increased in the current year period relative to the prior year period due to:

•	the increase in cash resulting from the sale of our Content Delivery business in December 2017;
•	increasing interest rates on cash equivalent balances;
•	investment in higher yielding debt securities in the current year period; and
•	accretion of discounts on purchased debt securities.

Dividend income. In the latter half of our fiscal year 2018, we began investing a portion of our business sale proceeds in equity securities, some of which declared and paid dividends during the three months ended December 31, 2018.

Unrealized loss on equity securities, net. In the latter half of our fiscal year 2018, we began investing a portion of our business sale proceeds in equity securities. Upon our adoption of ASU No. 2016-01 on July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net unrealized gain (loss) on investments. During the three months ended December 31, 2018, we recorded a $1.5 million unrealized loss on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments.

Income from Discontinued Operations, Net of Income Taxes. We sold the Content Delivery business on December 31, 2017. Our income from discontinued operations, net of income taxes, for the three months ended December 31, 2017 includes the financial results of the Content Delivery business for that period, as further described in Note 3, “Discontinued Operations,” to the accompanying consolidated financial statements.

Results of Operations for the Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

Interest Income on Commercial Loans. We created Recur Holdings LLC, a wholly owned subsidiary of the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings LLC we conduct, hold and manage our existing and future real estate operations. During the six months ended December 31, 2018, we earned $0.3 million of interest income on eight mortgage and other commercial loans with an average aggregate carrying value of $5.4 million during the period and a weighted average annualized yield of 10.9%.

MCA Income. In December 2018, we began participating in the MCA industry by indirectly advancing funds to merchants through a third-party originator that is a leader in the MCA sector. We generated $0.2 million of income from MCAs during the period and expect to fund additional MCAs in the remaining quarters of our fiscal year 2019.

General and Administrative. General and administrative expenses were $1.6 million for the six months ended December 31, 2018, a $3.7 million, or 69.4%, decrease from the six months ended December 31, 2017. This decrease was primarily due to:

•	a $1.9 million decrease in stock-based compensation expense, primarily resulting from the acceleration of vesting of restricted stock awards in the prior year due to the change of control triggered by the sale of our Content Delivery business on December 31, 2017;
•	a $0.8 million decrease in bonuses due primarily to the non-recurring bonuses paid in the prior year period for the completion of the sale of our Content Delivery business, and secondarily for annual incentive plan bonuses for operating results for the first half of the prior fiscal year;
•	a $0.6 million decrease in severance primarily related to our former CEO that was terminated in conjunction with the sale of our Content Delivery business on December 31, 2017;
•	a $0.3 million decrease in personnel costs, as we have reduced the number of employees from continuing operations subsequent to the sale of the Content Delivery business; and
•	a $0.2 million decrease in Board fees. In the first quarter of our prior fiscal year we incurred fees attributable to the resignation of three of our independent directors that did not recur in the current year period. Additionally, in the first quarter of the prior fiscal year we reduced certain recurring Board fees for our remaining Board members.

At this time, we do not expect a significant increase in expenses for our operations as our management team believes it can manage the business without adding significant staffing resources.

Provision for Credit Losses. We established a provision for credit losses specifically for the MCAs that we began participating in during the second quarter of our fiscal year 2019. The allowance for credit losses for MCAs is established at the time of purchase through a provision for losses charged to our statement of operations based on historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Other Interest Income. Other interest income includes interest from investments that are not a part of our newly formed subsidiary Recur Holdings LLC, which houses our real estate operations, or any other non-commercial loans that we may originate our otherwise acquire. Other interest income specifically includes interest earned on cash and money market balances, repurchase agreements, investments in debt securities, and income generated by non-merchant cash advances. Other interest income increased by $1.6 million in the first six months of fiscal year 2019 compared to the same period in fiscal year 2018. The components of our interest income for the six months ended December 31, 2018 and 2017 are as follows (amounts in thousands):

	Six Months Ended December 31,
	2018	2017

Interest from cash deposits, repos, commercial paper and debt securities	$794	$146
Accretion of discounts on purchased debt securities	517	-
Payment-in-kind interest	412	-
Other	12	-
Other interest income	$1,735	$146

Interest income increased in the six months ended December 31, 2018 relative to the six months ended December 31, 2017 due to:

•	the increase in cash resulting from the sale of our Content Delivery business in December 2017;
•	increasing interest rates on cash equivalents;
•	investment in higher yielding debt securities in the current year period; and
•	accretion of discounts on purchased debt securities.

Dividend income. In the latter half of our fiscal year 2018 we began investing a portion of our business sale proceeds in equity securities, some of which declared and paid dividends during the six months ended December 31, 2018.

Net realized gain on investments. During the first quarter of our fiscal year 2019 we sold our investment position in certain debt and equity securities for which we recognized a $0.2 million realized gain for the six months ended December 31, 2018.

Unrealized loss on equity securities, net. In the latter half of our fiscal year 2018, we began investing a portion of our business sale proceeds in equity securities. Upon our adoption of ASU No. 2016-01 on July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net realized gain (loss) on investments. During the six months ended December 31, 2018, we recorded a $2.0 million unrealized loss on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments.

Income from Discontinued Operations, Net of Income Taxes. We sold the Content Delivery business on December 31, 2017. Our income from discontinued operations, net of income taxes, for the six months ended December 31, 2017 includes the financial results of the Content Delivery business for that period, which is further described in Note 3, “Discontinued Operations,” to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our future liquidity will be affected by, among other things:

•	our future access to capital;

•	our exploration and evaluation of strategic alternatives and development of new operating assets;

•	our ability to collect on our commercial loans and advances receivable;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	our ongoing operating expenses; and

•	potential liquidation of the Company pursuant to an organized plan of liquidation.

Uses and Sources of Cash

Cash Flows from Operating Activities

We used $0.1 million and $3.6 million of cash for operating activities during the six months ended December 31, 2018 and 2017, respectively. Operating cash usage during the six months ended December 31, 2018 was primarily attributable to operating costs during the period exceeding cash generating income, as approximately $0.9 million of our income for the period was from non-cash accretion and payment-in-kind interest. Operating cash flows during the six months ending December 31, 2017 were primarily attributable to the timing of payments made against our accounts payable to settle the previous period’s transaction costs related to the sale of our Real-Time business in fiscal year 2017, inventory purchases and accrued compensation.

Cash Flows from Investing Activities

During the six months ended December 31, 2018, we funded $4.5 million of commercial loans, most of which were mortgage loans through our real estate operating subsidiary, Recur Holdings LLC. Our mortgage loans typically require interest only payments until maturity or payoff. We received $0.7 million of cash from principal payments during the six months ended December 31, 2018, as one mortgage loan was paid off during the period. We received approximately $1.2 million of cash for principal payment on a commercial revolving credit facility from the borrower who regularly draws from and pays principal on the revolving credit facility to support its working capital needs.

In December 2018, we entered into an arrangement with a leading MCA originator to participate in funding its MCA originations. We made an initial advance of $5 million to the originator, who in turn advanced these funds to merchants as part of a syndication. As advances have been collected from the merchants, we have used the collected funds to fund additional MCAs. Through December 31, 2018, we have funded $5.9 million in MCAs and collected $0.9 million of merchant receivables as repayment for these advances. Additionally, we provided a $2 million cash advance to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to six months, in exchange for paying us an upfront fee.

Our remaining investing activities consisted of $8.0 million in purchases and $6.2 million in maturities or sales of debt and equity securities for the purpose of funding our operating expenses as we continue to evolve our real estate operating business and actively search for additional operating businesses to acquire.

In the prior six-month fiscal year period, we completed the sale of our Content Delivery business and other related assets for a purchase price of $29 million (subject to an adjustment for net working capital). The sale included our Content Delivery business assets and related liabilities in the United States, United Kingdom, and Germany, as well as the sale of all equity in our Japanese subsidiary. Gross proceeds from the sale were paid to us as follows: (1) a $29.02 million cash payment on December 31, 2017 (including a preliminary adjustment for estimated working capital of $1.47 million), less $0.1 million of cash that transferred to Vecima along with our Japanese subsidiary, and (2) $1.45 million placed in escrow as security for the Company’s indemnification obligations to Vecima that may have arisen through December 31, 2018 (less any portion used to make indemnification payments to Vecima). The full $1.45 million of funds placed in escrow were transferred to us in January 2019.

We invested $0.3 million in property and equipment during the six months ended December 31, 2017. These capital additions were primarily related to: (i) development and test equipment for the Content Delivery business development groups and (ii) demonstration systems used by our sales and marketing group. We also generated $8.9 million of cash from maturities of commercial paper investments and invested $10.0 million in additional commercial paper during the six months ended December 31, 2017.

Cash Flows from Financing Activities

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We repurchased 156,423 shares of the Company’s common stock totaling $0.6 million during the six months ended December 31, 2018. All repurchased stock was retired, and 103,117 shares may still be purchased under the announced plan as of December 31, 2018.

In the prior fiscal year six-month period, we paid two quarterly cash dividends, each for $0.12 per share, and $2.3 million in aggregate. On October 27, 2017, we announced the Board of Directors’ decision to suspend future dividends after the payment of the December 2017 quarterly dividend while the Board considers potential acquisition targets and alternative uses of our remaining assets.

Liquidity

We had working capital (current assets less current liabilities) of $50.7 million at December 31, 2018, compared to working capital of $55.3 million at June 30, 2018. At December 31, 2018, we had no material commitments for capital expenditures.

As of December 31, 2018, less than 1.0% of our cash was in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities and available-for-sale-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2018.

Recent Accounting Guidance

See Note 2, “Recent Accounting Guidance,” to the accompanying consolidated financial statements for a full description of recent accounting standards including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” “intends”, and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to: the ability of the Board of Directors and Asset Management Committee to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate a transaction with such acquisition targets; our ability to successfully develop our real estate operations; expectations to fund additional MCAs; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: uncertainty caused by delisting of the Company’s stock on The Nasdaq Stock Market and transfer of our stock listing to the OTCQB Venture Market; the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more businesses; the Company’s ability to consummate proposed acquisition transactions; the Company’s ability to utilize its NOLs to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Code; changes in and related uncertainties caused by changes in applicable tax laws, the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods and other natural disasters.

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

Evaluation of Controls and Procedures

We conducted an evaluation as of December 31, 2018, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There can be no assurance that we will complete the acquisition of an 80% interest in LuxeMark, which acquisition currently is under a non-binding letter of intent. If we do not complete this acquisition, we will have expended significant expenses and management resources without our shareholders realizing the potential benefits.

There can be no assurance that we will complete the acquisition of an 80% interest in LuxeMark as discussed under a non-binding letter of intent under the terms set forth in the letter of intent, or at all, because the letter of intent is not binding on us or on LuxeMark. Our acquisition of such interest is subject to us negotiating and executing with LuxeMark a mutually acceptable definitive and binding purchase agreement with respect to the business, which we expect will contain a number of conditions to closing the acquisition, including (i) our completion of satisfactory due diligence with respect to LuxeMark’s business, and (ii) satisfaction of customary closing conditions and, dependent on the results of due diligence and negotiation of the definitive documents between the parties, may require material modifications to the terms set forth in the letter of intent. There can be no assurance that LuxeMark will be willing to proceed with a transaction, that we will be able to negotiate and execute a satisfactory definitive purchase agreement with LuxeMark, that our due diligence will be satisfactory, or that the conditions to closing will be satisfied.

If we are unable to complete the acquisition of an 80% interest in LuxeMark, we will have expended significant expenses and management resources related to due diligence, legal and accounting work undertaken for the failed acquisition without our shareholders realizing any of the potential benefits of such acquisition.

We participate in the MCA industry, which presents a number of unique risks.

In December 2018, we acquired certain advance assets from an MCA originator and funder that is a leader in the MCA sector. An MCA funder provides small businesses with cash advances in return for the purchase of an amount of the small business’s future receipts. This type of transaction is not characterized or structured as a loan. Small businesses typically seek these advances for working capital purposes to finance their purchase of inventory, equipment, or to otherwise address immediate business needs. This business presents a number of unique risks, including the illiquidity of the cash advances; our critical reliance on certain individuals to operate the business; collection and cash advance repayment issues and challenges given that the MCAs are typically unsecured; and sensitivity to general economic conditions.

Because real estate assets are relatively illiquid, we may not be able to diversify, liquidate, or monetize our real estate portfolio in response to changes in economic and other relevant conditions, which may result in losses. The illiquidity of our real estate portfolio may also result in us seeking financing in order to expand our operations while maintaining sufficient liquid assets to execute our business plan.

Real estate assets are relatively illiquid. A variety of factors could make it difficult for us to modify our real estate portfolio in response to changing economic or other relevant conditions, thus creating risk of loss associated with those changed conditions. In addition, we may seek to restrict the percentage of our assets that are contained in illiquid real estate assets by seeking financing to continue expansion of our real estate operations while maintaining sufficient liquid assets to execute our business plan and invest in other value producing assets, including acquisition of additional businesses and assets. In addition, reserving a certain percentage of our liquid assets may benefit our financial performance by increasing our ability to modify our operations to respond to adverse economic or other relevant conditions. Any financing that we obtain creates risks normally associated with financing, including the risk that our cash flow is insufficient to make timely payments of interest or principal.

We may engage in real estate transactions or other strategic opportunities that involve property types or structures with which we have less familiarity, thereby increasing our risk of loss.

We may decide to participate in real estate transactions and other strategic opportunities in which we have limited or no prior experience. When engaging in such transactions, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate and we may expose ourselves to unknown substantial risks. Furthermore, engaging in unfamiliar transactions may require additional management time and attention relative to transactions with which we are more familiar. All of these factors increase our risk of loss.

We may continue to grow our business through acquisitions, which entails substantial risk.

We may continue growing our operating business through one or more acquisitions. Such acquisitions entail substantial risk. During our due diligence of such acquisitions, we may not uncover all relevant liabilities and we may have limited, if any, recourse against the sellers. We may also incur significant transaction and integration costs in connection with such acquisitions. Further, we may not successfully integrate the acquired assets or businesses into our existing business and operations, which could have a material adverse effect on our financial performance. In addition, post-closing expansion of any acquired assets and businesses may subject us to additional costs or make us vulnerable to regulations or rules that were not assessed prior to acquisition.

We may be limited in the types of acquisitions that we can pursue in order to preserve use of our NOLs.

We currently have NOLs valued at $56.1 million as of June 30, 2018. We may be able to achieve greater realization of the value of our NOLs with certain business or asset acquisitions. There is no guarantee that we will be able to find or consummate an acquisition that allows for utilization of our NOLs and we may engage in acquisitions that do not facilitate use of the NOLs. In any acquisition we may be limited by our available cash and cash equivalents or ability to obtain financing in order to preserve use of our NOLs. Use of our NOLs can be impaired by certain shift in the ownership of our common stock and thus we are limited in our ability to use stock in an acquisition for NOL preservation purposes. Alternatively, while we have not identified or committed to any such transactions, we may identify acquisitions that we believe will provide value sufficient to forego preservation of the NOLs to participate in the acquisition opportunity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The following table sets forth information about the shares of the Company’s common stock we repurchased during the three months ended December 31, 2018, as well as remaining shares available for repurchase under the Board’s authorization:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs (1)	or Programs (1)

October 2018	39,292	$4.19	39,292	197,240
November 2018	46,426	$3.64	46,426	150,814
December 2018	47,697	$3.43	47,697	103,117
Total	133,415	$3.72	133,415	103,117

(1)	On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases are made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Act. The repurchase program does not have an expiration date.

Item 6.	Exhibits

Exhibit No.	Description of Document
2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2017).

2.2	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2017).

2.3	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2017).

2.4	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011 (File No. 000-13150)).

3.5	Certificate of Correction to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.7	Amendment to the Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Amended and Restated Bylaws of the Company., as adopted on January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation of the Company dated as of January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-13150)).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 001-37706)).

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2019	CCUR HOLDINGS, INC.

	By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial and Accounting Officer)

