Form 10-Q
period 2019-03-31
CCUR Holdings, Inc.
filed 2019-05-09
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None

Number of shares of the Company’s common stock, par value $0.01 per share, outstanding as of May 6, 2019 was 8,939,744.

CCUR Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2019

Part I - Financial Information

Item 1.	Financial Statements

CCUR Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,665	$32,992
Equity securities, fair value	8,616	6,629
Fixed maturity securities, available-for-sale, fair value	12,533	13,381
Current maturities of mortgage and commercial loans receivable	2,212	700
Accounts receivable	163	-
Receivable from sale of Content Delivery business held in escrow	-	1,450
Advances receivable, net	10,230	-
Prepaid expenses and other current assets	1,750	1,419
Total current assets	50,169	56,571

Property and equipment, net	5	1
Deferred income taxes, net	475	975
Mortgage and commercial loans receivable, net of current maturities	5,281	2,305
Deposit on mortgage loan receivable held in escrow	-	1,400
Definite-lived intangibles, net	2,677	-
Goodwill	995	-
Other long-term assets, net	87	54
Total assets	$59,689	$61,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$564	$1,289
Total current liabilities	564	1,289

Long-term liabilities:
Pension liability	3,647	3,766
Contingent consideration (Note 12)	1,860	-
Other long-term liabilities	225	185
Total liabilities	6,296	5,240

Commitments and contingencies (Note 14)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,789,644 and 9,117,077 issued and outstanding at March 31, 2019, and June 30, 2018, respectively	88	91
Capital in excess of par value	208,902	210,083
Non-controlling interest	758	-
Accumulated deficit	(151,599)	(151,795)
Accumulated other comprehensive loss	(4,756)	(2,313)
Total stockholders' equity	53,393	56,066
Total liabilities, non-controlling interest, and stockholders' equity	$59,689	$61,306

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues:
Merchant cash advance income	$825	$-	$1,045	$-
Interest income on loans	249	-	565	-
Total revenues	1,074	-	1,610	-
Operating expenses:
Sales and marketing	181	-	181	-
General and administrative	728	1,186	2,355	6,510
Amortization of purchased intangibles	53	-	53	-
Provision for credit losses on advances	343	-	838	-
Total operating expenses	1,305	1,186	3,427	6,510

Operating loss	(231)	(1,186)	(1,817)	(6,510)

Other interest income	1,053	225	2,788	371
Dividend income	165	-	275	-
Net realized gain on investments	525	-	726	-
Unrealized loss on equity securities, net	(181)	-	(2,167)	-
Other expense, net	(5)	(109)	(10)	(67)

Income (loss) from continuing operations before income taxes	1,326	(1,070)	(205)	(6,206)

Benefit for income taxes	(75)	(222)	(73)	(1,140)

Income (loss) from continuing operations	1,401	(848)	(132)	(5,066)

(Loss) income from discontinued operations, net of income taxes	-	(245)	-	22,851

Net income (loss)	1,401	(1,093)	(132)	17,785

Less: Net loss attributable to non-controlling interest	10	-	10	-

Net income (loss) attributable to CCUR Holdings, Inc. stockholders	$1,411	$(1,093)	$(122)	$17,785
Basic and diluted earnings (loss) per share:
Continuing operations attributable to CCUR Holdings, Inc. stockholders	$0.16	$(0.09)	$(0.01)	$(0.53)
Discontinued operations	-	(0.02)	-	2.39
Net income (loss) attributable to CCUR Holdings, Inc. stockholders	$0.16	$(0.11)	$(0.01)	$1.86

Weighted average shares outstanding - basic	8,853,451	9,824,588	8,998,935	9,549,215
Weighted average shares outstanding - diluted	8,864,071	9,824,588	8,998,935	9,549,215

Cash dividends declared per common share	$-	$-	$-	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net income (loss)	$1,401	$(1,093)	$(132)	$17,785

Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale investments	366	(311)	(2,323)	(311)
Adoption of ASU 2016-01	-	-	(318)	-
Foreign currency translation adjustment	74	61	149	82
Pension and post-retirement benefits, net of tax	17	(57)	49	(155)
Other comprehensive income (loss)	457	(307)	(2,443)	(384)

Comprehensive income (loss)	1,858	(1,400)	(2,575)	17,401

Comprehensive loss attributable to non-controlling interest	10	-	10	-

Comprehensive income (loss) attributable to CCUR Holdings, Inc. stockholders	$1,868	$(1,400)	$(2,565)	$17,401

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31, 2019
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2018	8,968,154	$90	$209,544	$(153,010)	$(5,213)	$-	$51,411
Share-based compensation expense			59				59
Repurchase and retirement of stock	(188,510)	(2)	(701)				(703)
Lapse of restrictions on restricted stock	10,000	-					-
Acquisition of non-controlling interest						768	768
Other comprehensive loss, net of taxes:
Net income				1,411		(10)	1,401
Unrealized gain on available-for-sale investments					366		366
Foreign currency translation adjustment					74		74
Pension plan					17		17
Total comprehensive loss							1,858
Balance at March 31, 2019	8,789,644	$88	$208,902	$(151,599)	$(4,756)	$758	$53,393

	Three Months Ended March 31, 2018
					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total
Balance at December 31, 2017	9,936,891	$99	$214,230	$(148,990)	$(2,967)	(37,788)	$(255)	$62,117
Share-based compensation expense			39					39
Repurchase and retirement of stock	(354,090)	(3)	(1,825)	(12)				(1,840)
Other comprehensive loss, net of taxes:
Net loss				(1,093)				(1,093)
Unrealized loss on available-for-sale investments					(311)			(311)
Foreign currency translation adjustment					61			61
Pension plan					(57)			(57)
Total comprehensive loss								(1,400)
Balance at March 31, 2018	9,582,801	$96	$212,444	$(150,095)	$(3,274)	(37,788)	$(255)	$58,916

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands)

	Nine Months Ended March 31, 2019
					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Non-controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2018	9,117,077	$91	$210,083	$(151,795)	$(2,313)	$-	$56,066
Adoption of ASU 2016-01				318			318
Share-based compensation expense			134				134
Repurchase and retirement of stock	(344,933)	(3)	(1,315)				(1,318)
Lapse of restrictions on restricted stock	17,500	-					-
Acquisition of non-controlling interest						768	768
Other comprehensive loss, net of taxes:
Net loss				(122)		(10)	(132)
Unrealized loss on available-for-sale investments					(2,323)		(2,323)
Foreign currency translation adjustment					149		149
Pension plan					49		49
Adoption of ASU 2016-01					(318)		(318)
Total comprehensive loss							(2,575)
Balance at March 31, 2019	8,789,644	$88	$208,902	$(151,599)	$(4,756)	$758	$53,393

	Nine Months Ended March 31, 2018
					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total
Balance at June 30, 2017	9,410,878	$94	$212,018	$(165,498)	$(2,890)	(37,788)	$(255)	$43,469
Share-based compensation expense			2,256					2,256
Repurchase and retirement of stock	(354,090)	(3)	(1,825)	(12)				(1,840)
Lapse of restrictions on restricted stock	526,013	5	(5)					-
Dividends declared				(2,378)				(2,378)
Dividends forfeited with restricted stock forfeitures				8				8
Other comprehensive loss, net of taxes:
Net income				17,785				17,785
Unrealized loss on available-for-sale investments					(311)			(311)
Foreign currency translation adjustment					82			82
Pension plan					(155)			(155)
Total comprehensive loss								17,401
Balance at March 31, 2018	9,582,801	$96	$212,444	$(150,095)	$(3,274)	(37,788)	$(255)	$58,916

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended March 31,
	2019	2018

Cash flows provided by (used in) operating activities:
Net (loss) income	$(132)	$17,785
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	55	606
Share-based compensation	134	2,256
Recovery of provision for excess and obsolete inventories	-	(23)
Provision for credit losses on advances	838	-
Deferred taxes, net	(77)	(1,186)
Non-cash accretion of interest income	(804)	(129)
Payment-in-kind interest income	(633)	-
Realized gain on investments, net	(727)	-
Unrealized loss on investments, net	2,167	-
Foreign currency exchange losses	-	268
Gain on sale of Content Delivery business, net	-	(22,554)
Decrease (increase) in assets:
Accounts receivable	(10)	118
Inventories	-	(146)
Prepaid expenses and other current assets	247	(510)
Other long-term assets	(33)	417
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(654)	(5,459)
Deferred revenue	-	1,337
Pension and other long-term liabilities	140	(408)
Net cash provided by (used in) operating activities	511	(7,628)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(6)	(271)
Origination and fundings of mortgage and commercial loans receivable	(7,466)	-
Collections of mortgage and commercial loans receivable	4,378	-
Fundings of cash advances receivable	(17,704)	-
Collections of cash advances receivable	6,515	-
Acquisition of LuxeMark Capital, LLC	(1,212)	-
Proceeds from sale or maturity of securities	9,529	11,733
Purchases of securities	(12,995)	(18,613)
Proceeds from sale of Content Delivery business, net of cash transferred	1,450	28,256
Net cash (used in) provided by investing activities	(17,511)	21,105

Cash flows used in financing activities:
Purchase of common stock for retirement	(1,318)	(1,840)
Dividends paid	(1)	(2,652)
Net cash used in financing activities	(1,319)	(4,492)

Effect of exchange rates on cash and cash equivalents	(8)	3
(Decrease) Increase in cash and cash equivalents	(18,327)	8,988
Cash and cash equivalents - beginning of year	32,992	35,893
Cash and cash equivalents - end of period	$14,665	$44,881

Cash paid during the period for:
Interest	$-	$-
Income taxes, net of refunds	$295	$1,052
Non-cash investing and financing activities:
Unsettled investment in available-for-sale security	$-	$2,675

The accompanying notes are an integral part of the consolidated financial statements.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.	Overview of Business and Basis of Presentation

References herein to “CCUR Holdings,” the “Company,” “we,” “us,” or “our” refer to CCUR Holdings, Inc. and its subsidiaries on a consolidated basis unless the context specifically indicates otherwise.

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

Results of the Content Delivery business are retrospectively reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. Prior year information has been adjusted to conform to the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 3 for more information regarding results from discontinued operations.

During the first quarter of our fiscal year 2019 we created Recur Holdings LLC (“Recur Holdings”), a Delaware limited liability company wholly owned by the Company. Through Recur Holdings we conduct, hold and manage our existing and future real estate operations.

On February 13, 2019, through our newly formed subsidiary, LM Capital Solutions, LLC (“LMCS”), we closed on a purchase agreement (the “Purchase Agreement”) to acquire the operating assets of LuxeMark Capital, LLC (“LuxeMark”). LMCS operates through its syndication network to facilitate merchant cash advance (“MCA”) funding by connecting a network of MCA originators (sometimes referred to herein as “funders”) with syndicate participants who provide those originators with additional capital by purchasing participation interests in funded MCAs. In addition, LMCS provides reporting and other administrative services to its syndication network. The Company holds an 80% interest in LMCS, with the remaining 20% held by LuxeMark. LMCS will do business as “LuxeMark Capital” with daily operations led by the three LuxeMark principals. Through LMCS, we (i) continue to operate the LuxeMark syndication network by sourcing syndication funding for MCA originators and providing reporting and other administrative services in exchange for a syndication fee, (ii) directly purchase participation interests from MCA originators for LMCS’ own MCA portfolio and (iii) provide loans to MCA originators to fund the MCAs themselves, which generates interest income and syndication fee income from servicing those MCAs.

With the formation of LMCS and the acquisition of the LuxeMark operating assets, we now have two operating segments: (i) MCA operations, conducted primarily by our LMCS subsidiary, and (ii) real estate operations, conducted by our Recur Holdings subsidiary.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of June 30, 2018 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. Certain prior period income amounts have been reclassified to conform with current period presentation. The results of operations for the three months and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on September 7, 2018.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Smaller Reporting Company

We meet the SEC’s definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets acquired, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, the Company records adjustments to provisional amounts recorded for assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company recognizes the fair value of contingent consideration as of the acquisition date as part of the consideration transferred in exchange for an acquired business. The fair value of the contingent consideration is recorded as a liability and remeasured each accounting period, with any resulting change being recorded as an operating income or loss item within the statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. Goodwill is attributable to our MCA business unit. We recorded our goodwill during the third quarter of our fiscal year 2019 and will complete our annual impairment test within one year of recording the goodwill, unless facts and circumstances require an earlier impairment test. No impairment charges have been incurred to date.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Intangible assets include trade name, non-competition agreements, and investor/funder relationships, are subject to amortization over their respective useful lives, and are classified in definite-lived intangibles, net in the accompanying consolidated balance sheets. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an asset exceeds its fair value.

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

We adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”), as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, on July 1, 2018 (see Note 2). Upon adoption of ASU No. 2016-01 on July 1, 2018, we are no longer required to determine the classification of our equity securities and there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

We have the intent and ability to hold these loans to maturity or payoff and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of March 31, 2019, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

Advances Receivable

In December 2018, we began purchasing participation interests in MCAs from a third party whose principal activity is originating MCAs to small businesses. MCAs are contracts formed through a future receivables purchase and sale agreement, which stipulates the purchase price, or the amount advanced, and the specified amount, or the advance amount plus the factored receivable balance that will be repaid, on the face of the contract. Generally, a specified amount will be withdrawn from the merchant’s bank account via daily or weekly ACH transactions in order to pay down the merchant’s advance. These are not consumer loan contracts, nor are they installment loan contracts to businesses for business use only. In addition, there is no monthly minimum payment, nor is there a specific repayment schedule.

Allowance for MCA credit losses

The allowance for credit losses for MCAs is established at the time of funding through a provision for losses charged to our consolidated statement of operations based on historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection in full of purchased receivables is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. For the nine months ended March 31, 2019, we have experienced no losses on advances; however, new facts and circumstances may adversely affect our MCA portfolio resulting in increased delinquencies and losses and could require additional provisions for credit losses, which could impact future periods. Based on industry peer group historical performance, we recorded a $838 loss reserve as of March 31, 2019. Changes in the allowance for MCA credit losses are as follows:

Allowance for credit losses, July 1, 2018	$-
Provision for credit losses	838
Receivables charged off	-
Recoveries of receivables previously charged off	-
Allowance for credit losses, March 31, 2019	$838

Revenue Recognition

We generate revenue primarily from interest earned on commercial mortgage and other loans that yield interest, and also from fees earned from our MCA activities. Loan origination fees are deferred and recognized over the expected term of the loan. The revenue generated from MCAs is primarily factor income. The factor income represents the amount of the purchased receivables in excess of the funded contract amount advanced to the merchant in accordance with the merchant agreement, net of amounts related to participations. Factor income on merchant advance receivables is earned and recognized ratably as receivables are collected, at factor rates stipulated in the client funding agreement from the date of purchase through the date the receivables are collected, or ceases accruing factor revenue when the receivable is identified as uncollectible.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding including dilutive common share equivalents. Under the treasury stock method, incremental shares, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, are included in the computation. Weighted-average common share equivalents of 11,195 and 9,614 for the three months ended March 31, 2019 and 2018, respectively, and weighted-average common share equivalents of 19,398 and 216,791 for the nine months ended March 31, 2019 and 2018, respectively, were excluded from the calculation, as their effect would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Basic weighted average number of shares outstanding	8,853,451	9,824,588	8,998,935	9,549,215
Effect of dilutive securities:
Restricted stock	10,620	-	-	-
Diluted weighted average number of shares outstanding	8,864,071	9,824,588	8,998,935	9,549,215

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

ASC Topic 820, Fair Value Measurements and Disclosures, requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include the use of management estimates.

Our investment portfolio consists of money market funds, repurchase agreements (“repos”), domestic and international commercial paper, equity securities and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading or held-to-maturity investments. Our marketable securities, other than warrants and equity securities, are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Dividends paid by securities are recorded in dividend income. Any realized gains or losses are reported in the accompanying consolidated statements of operations. Equity securities are reported at fair value, with unrealized gains and losses resulting from adjustments to fair value reported within our consolidated statements of operations.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of March 31, 2019, we used Level 3 inputs to determine the fair value of our preferred stock investments. The Company has elected the measurement alternative and will record the investment at cost, adjusted for observable price changes for an identical or similar investment of the same issuer. Observable price changes and impairment indicators will be continually assessed each reporting period.

As of February 13, 2019, we used Level 3 inputs to determine the fair value of our contingent consideration and common stock purchase warrants related to the purchase of LuxeMark (see Note 12 - Acquisitions). The Company used a Monte Carlo simulation technique to value the performance-based contingent consideration and common stock purchase warrants. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. The concluded values represent the means of those results.

We provide fair value measurement disclosures of our securities in accordance with one of the three levels of fair value measurement. Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and June 30, 2018 are as follows:

	As of March 31, 2019 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$4,429	$4,429	$-	$-
Money market funds and repos	10,236	10,236	-	-
Cash and cash equivalents	$14,665	$14,665	$-	$-

Common stock warrants	$8	$8	$-	$-
Common stock	5,201	5,201	-	-
Preferred stock	2,883	-	-	2,883
Mutual funds	524	524	-	-
Equity investments	$8,616	$5,733	$-	$2,883

Corporate debt	$12,533	$-	$12,533	$-
Available-for-sale investments	$12,533	$-	$12,533	$-

Contingent consideration	$1,710	$-	$-	$1,710
Contingent warrants	150	-	-	150
Liabilities	$1,860	$-	$-	$1,860

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	As of June 30, 2018 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$3,777	$3,777	$-	$-
Money market funds and repos	28,215	28,215	-	-
Commercial paper	1,000	-	1,000	-
Cash and cash equivalents	$32,992	$31,992	$1,000	$-

Common stock warrants	$283	$283	$-	$-
Common stock	5,537	5,537	-	-
Mutual funds	809	809	-	-
Equity investments	$6,629	$6,629	$-	$-

Commercial paper	$3,294	$-	$3,294	$-
Corporate debt	10,087	-	10,087	-
Available-for-sale investments	$13,381	$-	$13,381	$-

The carrying amounts of certain financial instruments, including cash equivalents and MCAs, approximate their fair values due to their short-term nature. The following table provides a reconciliation of the beginning and ending balances for the Company’s assets and obligations measured at fair value using Level 3 inputs:

	Assets	Obligations
	Preferred	Contingent
	Stock	Consideration	Warrants

Balance at June 30, 2018	$-	$-	$-
Purchase of preferred stock	2,883	-	-
Contingent consideration issued for the purchase of LuxeMark	-	1,710	-
Contingent warrants issued for the purchase of LuxeMark	-	-	150
Balance at March 31, 2019	$2,883	$1,710	$150

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

Equity securities, fair value
Preferred stock	$2,883	cost, or observable price changes	not applicable	not applicable

Contingent consideration
Contingent payments	$1,710	Monte Carlo simulations	discount rate	15.00%
			expected volatility	30.00%
			drift rate	2.55%
			credit spread	8.00%

Warrants	$150	Black-Scholes, Monte Carlo simulations	expected term	6.25 years
			expected volatility	30.00%
			risk free rate	2.60%
			dividend yield	0.00%

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

2.	Recent Accounting Guidance

Recently Issued and Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there is no longer a requirement to assess equity securities for impairment since such securities are now measured at fair value through net income. We utilized a modified retrospective approach to adopt the new guidance effective July 1, 2018. The impact related to the change in accounting for equity securities for our fiscal year ended June 30, 2018 was $318 of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

Recent Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”). ASU No. 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this change will have on our consolidated financial statements and disclosures.

3.	Discontinued Operations

Content Delivery Business

On December 31, 2017, we completed the sale of the Content Delivery business and other related assets to Vecima pursuant to an Asset Purchase Agreement (the “CDN APA”), dated as of October 13, 2017, between the Company and Vecima for a purchase price of $29,000 (subject to an adjustment for net working capital). The sale included the Content Delivery business assets and related liabilities in the United States, United Kingdom, and Germany, as well as the sale of all equity in our Japanese subsidiary.

Gross proceeds of $29,812 from the sale were paid to us as follows: (i) a $28,362 cash payment during our fiscal year ended June 30, 2018 (including an $812 adjustment for surplus net working capital transferred to Vecima as defined in the CDN APA) and (ii) $1,450 placed in escrow as security for the Company’s indemnification obligations to Vecima under the CDN APA, which amount was to be released to the Company on or around December 31, 2018 (less any portion used to make indemnification payments to Vecima). In January 2019 we received the full $1,450 from escrow.

Results associated with the Content Delivery business are classified within income from discontinued operations, net of income taxes, in the accompanying consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Content Delivery business.

For the three months and nine months ended March 31, 2018, income from discontinued operations, net of income taxes, related to the Content Delivery business was comprised of the following:

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018

Revenue	$-	$16,018
Cost of sales	-	6,342
Gross margin	-	9,676

Operating expenses:
Sales and marketing	-	4,235
Research and development	-	3,290
General and administrative	-	951
Total operating expenses	-	8,476

Operating income	-	1,200

Gain on sale of Content Delivery business, net	(55)	22,554
Other expense, net	-	(143)
(Loss) income from discontinued operations before income taxes	(55)	23,611

Provision for income taxes	190	760

(Loss) income from discontinued operations	$(245)	$22,851

Cash flow information relating to the Content Delivery business for the nine months ended March 31, 2018 was as follows:

Nine Months Ended March 31, 2018

Operating cash flow data:
Depreciation and amortization	$605
Share-based compensation	170
Recovery of provision for excess and obsolete inventories	(23)
Foreign currency exchange losses	144

Investing cash flow data:
Capital expenditures	(275)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.	Investments

Fixed Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed maturity and equity securities:

March 31, 2019	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities
Common stock	$6,841	$48	$(1,688)	$5,201
Common stock warrants	288	-	(280)	8
Preferred stock	2,883	-	-	2,883
Mutual funds	458	66	-	524
Total equity securities	$10,470	$114	$(1,968)	$8,616

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturity securities
Corporate debt	$16,547	$2	$(4,016)	$12,533
Total fixed maturity securities	$16,547	$2	$(4,016)	$12,533

Fixed maturity debt securities are classified as “available for sale,” and as such, adjustments to fair value are recorded within other comprehensive income on the consolidated balance sheet as unrealized gains and losses. Upon our adoption of ASU 2016-01, effective July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net realized gain (loss) on investments. During the three months ended March 31, 2019, we recorded a $181 unrealized loss on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments, and we recorded a $525 realized gain on the sale of debt and equity securities, as reported within our consolidated statement of operations. During the nine months ended March 31, 2019, we recorded a $2,167 unrealized loss on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments, and we recorded a $726 realized gain on the sale of debt and equity securities, as reported within our consolidated statement of operations.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of fixed maturity securities available-for-sale as of March 31, 2019 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Fixed maturity securities
Due after one year through three years	$4,417	$1,560
Due after three years through five years	4,295	3,523
Due after five years through 10 years	7,835	7,450
Total fixed maturity securities	$16,547	$12,533

5.	Commercial Mortgage and Other Loans Receivable

We had outstanding $5,493 of mortgage loans secured by real property in certain markets throughout the United States at March 31, 2019. Mortgage loan activity for the nine months ended March 31, 2019 is as follows:

			Provision
	Principal	Deferred	for Loan	Carrying
Mortgage Loans	Balance	Fees	Loss	Value
Balance at July 1, 2018	$3,005	$-	$-	$3,005
Additions during the period:
New mortgage loans	4,010	(17)	-	3,993
Deductions during the period:
Collections of principal	(1,505)	-	-	(1,505)
Balance at March 31, 2019	$5,510	$(17)	$-	$5,493

As of March 31, 2019, one of our mortgage loans with $1,400 of outstanding principal was subject to default rate interest. In April 2019, the borrower in default cured its default by paying all current and default rate interest due.

During the second quarter of our fiscal year 2019, we originated a commercial line of credit (the “credit facility”) to support the working capital needs of a business (the “borrower”) with eligible borrowings of up to $3,000, based upon the borrower’s eligible accounts receivable. All outstanding credit facility balances are due upon collection of the borrower’s accounts receivable and the credit facility expires on October 29, 2020. The credit facility yields prime plus 5% on the outstanding balance of the credit facility, and a 1.2% fee is charged on the unused portion of the credit facility. As of March 31, 2019, this credit facility had been repaid in full and is no longer available for use.

During the third quarter of our fiscal year 2019, we originated a commercial loan of $2,000 to an MCA originator. The commercial loan matures on February 28, 2021. Interest is charged at a rate of 17% per annum on the outstanding balance of the commercial loan.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Commercial loan/credit facility activity for the period is as follows:

			Provision
	Principal	Deferred	for Loan	Carrying
Commercial Loans	Balance	Fees	Loss	Value
Balance at July 1, 2018	$-	$-	$-	$-
Additions during the period:
Borrowings	4,873	-	-	4,873
Deductions during the period:
Collections of principal	(2,873)	-	-	(2,873)
Balance at March 31, 2019	$2,000	$-	$-	$2,000

6.	Advances Receivable, net

In December 2018, we entered into an arrangement with an MCA originator to participate in its MCA activity. We made an initial advance of $5,000 to the originator, which in turn advanced these funds to merchants as part of a syndication. In February 2019, we advanced an additional $3,000 to the originator. As receipts have been paid to us by the merchants, we have used the collected funds to fund additional MCAs with this originator.

During the nine months ended March 31, 2019, we provided $4,750 of cash advances to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to six months, in exchange for paying us an upfront fee and a guaranty of the full repayment obligation from the principal of the third-party business. These prepaid fees are netted against the principal balance, earned over the six-month advance period and are reported as part of MCA income within the statement of operations. Each quarter, we review the carrying value of this cash advance, and determine if an impairment reserve is necessary. As of March 31, 2019, $2,000 of these advances had been repaid. The remaining $2,750 was not due yet for repayment as of March 31, 2019 and management believes this remaining amount is fully collectible.

Total advances receivable, net consist of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value
Merchant cash advances	$8,467	$-	$(838)	$7,629
Aviation advance	2,750	(149)	-	2,601
Advances receivable, net	$11,217	$(149)	$(838)	$10,230

7.	Income Taxes

Components of Benefit for Income Taxes

The domestic and foreign components of income (loss) from continuing operations before the benefit (provision) for income taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

United States	$1,368	$(6,331)	$(57)	$(11,285)
Foreign	(42)	5,261	(148)	5,079
‘Income (loss) from continuing operations	$1,326	$(1,070)	$(205)	$(6,206)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The components of the benefit for income taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

United States	$(75)	$(222)	$(73)	$(1,140)
Foreign	-	-	-	-
Benefit for income taxes	$(75)	$(222)	$(73)	$(1,140)

On December 22, 2017, President Donald J. Trump signed the Tax Cuts and Jobs Act (the “TCJA”) that instituted fundamental changes to the taxation of U.S. corporations. Among the many changes instituted by the TCJA, the following have already impacted or are likely to impact our business in the future: permanent reduction in the U.S. federal statutory tax rate for corporations from 35% to 21%; new restrictions on the deductibility of net operating losses (“NOLs”) generated in years beginning after December 22, 2017; additional limitations on certain business deductions such as interest expense and entertainment expenses; the creation of new regimes designed to tax the income of controlled foreign corporations (global intangible low-taxed income, or “GILTI”, and a base-erosion anti-abuse tax, or “BEAT”); and a possible new deduction for U.S. corporations on their foreign earnings (foreign-derived intangible income, or “FDII”); and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries. In conjunction with the TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for us ended in the second quarter of our fiscal year 2019.

We are continuing to evaluate the impact of the TCJA in light of the guidance that the U.S. Treasury and various state taxing authorities are releasing. At this time, we do not believe there will be any material changes to the amounts previously provided for the impact of the TCJA.

As a result of the TCJA, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such foreign earnings outside the United States, we would have to adjust the income tax provision in the period such determination is made. We currently have an immaterial amount of cash available for repatriation of less than $20. After the TCJA, there should be no federal income taxes that would be due upon repatriation. Any other impact, such as withholding tax, state taxes, or foreign exchange rate changes, should be immaterial based on the amount of cash held overseas.

NOLs

As of June 30, 2018, we had U.S. federal NOL carryforwards of approximately $56,568 for income tax purposes, of which none expire in our fiscal year 2019, and the remainder expire at various dates through our fiscal year 2037. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these NOLs. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2018; therefore, the NOLs will not be subject to limitation under Section 382. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. We have taken steps to protect the value of our NOLs with a “Tax Asset Preservation Plan” which is described more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

As of June 30, 2018, we had state NOLs of $35,379. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2019 and fiscal year 2037.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2019, we maintained a full valuation allowance on our net deferred tax assets in all jurisdictions, with the exception of the $475 alternative minimum tax credit carryforward that is now considered refundable in post-fiscal year 2019 after the enactment of the TCJA. We reclassified $475 of additional alternative minimum tax credit to an income tax receivable account at March 31, 2019 based on our ability to claim a refund of 50% of the alternative minimum tax credit with the filing of our fiscal year 2019 return within the next 12 months. We do not have sufficient evidence of future income to conclude that it is more likely than not that the Company will realize its entire deferred tax inventory in any of its jurisdictions (United States, Germany, and Australia). Therefore, we have recognized a full valuation allowance on the Company’s deferred tax inventory, other than the alternative minimum tax credit. We reevaluate our conclusions regarding the valuation allowance quarterly and will make appropriate adjustments as necessary in the period in which significant changes occur.

Research and Development Tax Credits

During our fiscal year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit in the amounts of $719 and $675, respectively, for our fiscal year ended June 30, 2016. For U.S. federal tax purposes, the credit cannot be utilized immediately, but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within both other current assets and other long-term assets, net with an offset in both accrued expenses and other long-term liabilities in our consolidated balance sheets as of March 31, 2019 and June 30, 2018. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (i) reduce other current assets and other long-term assets, net and offset the payroll tax liability and (ii) reduce accrued expenses and other long-term liabilities and recognize a reduction of operating expenses.

During the three months and nine months ended March 31, 2019, we received $8 and $581, respectively, of proceeds from prior utilization of our state tax credits. As of March 31, 2019, we had $94 remaining research and development tax credits available for future use.

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months and nine months ended March 31, 2019.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

8.	Share-Based Compensation

As of March 31, 2019, we had share-based compensation plans which are described in Note 9, “Share-Based Compensation,” to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We recorded the following stock-based compensation expense for the three months and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

General and administrative	$59	$39	$134	$2,086

As of March 31, 2019, we had 15,000 stock options outstanding and 167,500 restricted shares outstanding. During the nine months ended March 31, 2019, the Company granted 137,500 shares of restricted stock to non-employee directors and employees. A summary of our restricted stock activity for the nine months ended March 31, 2019 is as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value

Non-vested at July 1, 2018	60,000	$5.71
Granted	137,500	3.69
Vested	(17,500)	5.75
Forfeited	(12,500)	5.74
Non-vested at March 31, 2019	167,500	$4.15

A summary of our stock option activity for the nine months ended March 31, 2019 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2018	15,000	$5.42
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2019	15,000	$5.42	8.89	$-
Vested at March 31, 2019	5,000	$5.42	8.89	$-
Exercisable at March 31, 2019	5,000	$5.42	8.89	$-

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.	Pensions

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three months and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net Periodic Benefit Cost
Interest cost	$15	$19	$45	$55
Expected return on plan assets	(2)	(2)	(4)	(7)
Recognized actuarial loss	17	16	49	48
Net periodic benefit cost	$30	$33	$90	$96

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2019	June 30, 2018

Accounts payable, trade	$249	$582
Accrued payroll, vacation and other employee expenses	73	31
Unrecognized income from research and development tax credits	34	130
Accrued income taxes	-	87
Dividends payable	1	1
Other accrued expenses	207	458
	$564	$1,289

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the nine months ended March 31, 2019:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Gain / (Loss) on Investments	Total
Balance at June 30, 2018	$(1,372)	$432	$(1,373)	$(2,313)
Adoption of ASU No. 2016-01	-	-	(318)	(318)
Other comprehensive income (loss) before reclassifications	49	149	(2,323)	(2,125)
Amounts reclassified to accumulated other comprehensive income (loss)	53	(53)	-	-
Net current period other comprehensive income (loss)	102	96	(2,641)	(2,443)
Balance at March 31, 2019	$(1,270)	$528	$(4,014)	$(4,756)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

12.	Acquisition

On February 13, 2019, the Company acquired certain assets and assumed certain liabilities of LuxeMark through its LMCS subsidiary. With the acquisition of LuxeMark, our LMCS subsidiary focuses on the MCA sector of the financial industry, which is a unique segment of the market that provides financing to small- and medium-sized businesses. LMCS operates through its syndication network to facilitate MCA funding by connecting a network of MCA originators with syndicate participants who provide those originators with additional capital by purchasing participation interests in funded MCAs. LMCS utilizes its expertise in the MCA industry to provide reporting and other administrative services to its syndication network.

The acquisition was accounted for as a business combination. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their estimated fair value as of the date of acquisition, with the residual purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to establishing market presence in the MCA sector. The goodwill is deductible for the income tax purposes as the acquisition was an asset acquisition. Acquisition costs of $289 were expensed in the period incurred and are included in acquisition-related costs as general and administrative operating expenses in the Company’s consolidated statement of operations.

The acquisition-date fair value of the consideration transferred is as follows:

Cash consideration	$1,212
Equity consideration - 20% membership interest in LMCS	768
Equity consideration - warrants to purchase CCUR common stock	150
Fair value of contingent consideration	1,710
Total purchase consideration	$3,840

The fair value of the 20% membership interest in LMCS issued to the sellers of LuxeMark as part of the Purchase Agreement was determined on the basis of the transaction price attributable to the rollover equity participants.

The fair value of common stock purchase warrants issued as part of the Purchase Agreement entitles the holders to purchase from the Company an aggregate amount of 444,361 common shares once vested. Vesting is dependent upon LMCS achieving certain performance levels. The warrants expire in ten years and are exercisable at $6.50 per share. The warrants were valued utilizing the Black-Scholes model. In addition, the Company used a Monte-Carlo simulation model to determine the number of performance-based warrants that are expected to vest. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. The concluded value represents the mean of those results. Warrants are included within contingent consideration on the consolidated balance sheet due to the associated contingencies.

The Purchase Agreement requires the Company to pay to the sellers of LuxeMark four earnout payments equal to $1,000 each if fully earned through the achievement of agreed upon distributable net income (“DNI”) thresholds. The earnout payments are calculated based on DNI for each of the calendar years ending on December 31, 2019, 2020, 2021, and 2022. The Company utilized a Monte Carlo simulation technique to value performance-based contingent consideration, the same methodology used to determine the number of performance-based warrants that are expected to vest, the vesting of which is tied to the same performance-based DNI benchmarks as the contingent consideration.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Accounts receivable	$153
Intangible assets	2,730
Goodwill	995
Total assets acquired	3,878

Accrued commission	38
Total liabilities assumed	38
Net assets acquired	$3,840

The fair values of intangible assets, including the trade name, non-competition agreements, and investor/funder relationships, were determined using variations of the income approach. We employed the relief from royalty methodology to value the trade name, the with or without methodology to value the non-competition agreements, and the multi-period excess earnings method to value the investor/ funder relationships. Varying discount rates were also applied to the projected net cash flows and EBITDA as applicable to valuation methodology. We believe the assumptions are representative of those a market participant would use in estimating fair value. The acquisition date fair value and weighted-average amortization periods of intangible assets was as follows:

		Weighted Average
	Fair Value	Amortization Period
		(years)
Trade name	$150	10.0
Non-competition agreements	730	5.0
Investor/funder relationships	1,850	7.0
Total	$2,730	6.6

The amounts of LMCS’s revenue and earnings included in the Company's consolidated statement of operations for the nine months ended March 31, 2019, and the revenue and earnings of the combined entity had the acquisition date been July 1, 2017, are as follows.

	Revenue	Income (loss) from continuing operations

Actual from February 13, 2019 to March 31, 2019	$250	$(7)

Supplemental pro forma for the period from:

January 1, 2019 to March 31, 2019	$1,317	$1,776

January 1, 2018 to March 31, 2018	$162	$(1,123)

July 1, 2018 to March 31, 2019	$2,759	$570

July 1, 2017 to March 31, 2018	$299	$(5,511)

Supplemental pro forma loss from continuing operations for the nine-month period ended March 31, 2019 was adjusted to exclude $289 of acquisition-related costs incurred in the nine-month period ended March 31, 2019. Supplemental pro forma loss from continuing operations for the nine-month period ended March 31, 2018 was adjusted to include these charges. The purchase accounting is provisional as the Company continues to evaluate the fair value of the contingent consideration transferred, intangible assets acquired as of the acquisition date, and any related current and deferred taxes.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

13.       Segments

We operate in two segments: (i) MCA operations, conducted primarily by our LMCS subsidiary, and (ii) real estate operations, conducted primarily by our Recur Holdings subsidiary. LMCS, which we established in January 2019, operates through its syndication network to facilitate MCA funding by connecting and administering the relationships among a network of MCA originators with syndicate participants who provide those originators with additional capital by purchasing participation interests in funded MCAs, in exchange for a fee. In addition, LMCS generates income by directly funding MCAs, which generates fee income, and by providing loans to MCA originators to fund the MCAs themselves, which generates interest income.

Through Recur Holdings, which we established in September 2018, we conduct, hold and manage our existing and future real estate operations.

Our chief operating decision maker (the “CODM”) uses revenue and operating income to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects segment revenue less operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses. All of our principal operations and assets are located in the United States.

Segment operating results are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Segment revenue:
MCA	$853	$-	$1,073	$-
Real estate and commercial lending	221	-	537	-
Total revenues	1,074	-	1,610	-

Segment operating expenses:
MCA	586	-	586	-
Real estate and commercial lending	-	-	-	-
Add:
Corporate expenses	719	1,186	2,841	6,510
Consolidated operating expenses	1,305	1,186	3,427	6,510

Segment operating loss:
MCA	267	-	487	-
Real estate and commercial lending	221	-	537	-
Add:
Corporate	(719)	(1,186)	(2,841)	(6,510)
Consolidated operating loss	$(231)	$(1,186)	$(1,817)	$(6,510)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Segment assets are as follows:

	March 31,	June 30,
	2019	2018
Segment assets:
MCA	$16,398	$-
Real estate and commercial lending	5,494	3,005
Add:
Corporate assets	47,672	58,301
Corporate intercompany loan to MCA	(9,875)	-
Total consolidated assets	$59,689	$61,306

14.       Commitments and Contingencies

Severance Arrangements

Pursuant to the terms of the employment agreements with our Chief Executive Officer, Chief Financial Officer and other senior employees, employment may be terminated by either the respective employee or us at any time. In the event an agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, the terminated employee will receive severance compensation for a period from six to 12 months, depending on the employee, and bonus severance. Additionally, if terminated, our Chief Executive Officer, Chief Financial Officer and certain other senior executives will be entitled to COBRA continuation coverage under the Company’s hospitalization and medical plan for the 12-month period following termination. At March 31, 2019, the maximum contingent liability under these agreements was $1,062.

In February 2019, the Company entered into a management agreement (the “Management Agreement”), as amended, with CIDM LLC (“CIDM” or the “Asset Manager”) under which CIDM will provide consulting services and advice to the Board of Directors and the Company’s management regarding asset allocation and acquisition strategy. CIDM will also exclusively manage the Company’s portfolio of publicly traded investments in order to better position the Company to increase returns as a whole. CIDM is an affiliate of the Company’s largest stockholder, JDS1, LLC. Under the terms of the Management Agreement, in addition to a cash payment to compensate CIDM for expenses incurred in connection with providing these services, the Company will pay for these services through the issuance of cash-settled stock appreciation rights (“SARs”) in respect of Company common stock resulting in no cash payment to CIDM unless and until there are certain qualifying changes of control of the Company (which does not include any change of control related to the stock ownership of CIDM or its affiliates). CIDM and its affiliates will be subject to standard trading restrictions and standstill provisions while the Management Agreement is active. Based upon the Company’s total assets as of March 31, 2019, the Company expects to issue 79,482 SARs to CIDM during the fourth quarter of our fiscal year 2019. The contingent liability associated with this cash-settled SAR commitment is dependent on certain change of control events and is not limited.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking statements” that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled “Cautionary Statement Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

References herein to “CCUR Holdings,” the “Company,” “we,” “us” or “our” refer to CCUR Holdings, Inc. and its subsidiaries, unless the context specifically indicates otherwise.

References herein to the “current year period” and the “prior year period” refer to the three months ended March 31, 2019 and 2018, respectively.

Overview

On December 31, 2017, we completed the sale of our content delivery and storage business (the “Content Delivery business”) and other related assets to Vecima Networks, Inc. (“Vecima”) pursuant to an Asset Purchase Agreement (the “CDN APA”), dated as of October 13, 2017, between the Company and Vecima. Substantially all assets and liabilities associated with the Content Delivery business were assigned to Vecima as part of the transaction. Results of the Content Delivery business are retrospectively reflected as discontinued operations in the accompanying consolidated financial statements for fiscal year 2018 (see Note 3, “Discontinued Operations,” to the accompanying consolidated financial statements). Unless otherwise noted, discussion of our business and results of operations in this report refers to our continuing operations.

The Investment Committee, a special sub-committee of the Company’s Board of Directors (the “Board of Directors” or the “Board”), was established in December 2017 upon the signing of the CDN APA for the purpose of considering alternative means to deploy the proceeds of the sale of the Content Delivery business and other corporate assets to maximize long-term value for our stockholders. Such alternatives include, but are not limited to, evaluating opportunities to acquire all or a controlling interest in one or more operating businesses or assets intended to provide attractive returns for our stockholders and that are intended to result in appreciation in value, a more liquid trading market for our stock, and enhance our ability to utilize our existing U.S. federal net operating loss (“NOL”) carryforwards. Other than the restrictions set forth in the relevant non-competition and non-solicitation agreement executed by the Company in connection with the disposition of our prior operations, there are no restrictions on the transactions that we can pursue, including with respect to industry sector and geographic location. During our fiscal year 2019, the Board dissolved the Investment Committee and established an Asset Management Committee as a standing committee of the Board. The Asset Management Committee, among other things, continues the work of the former Investment Committee by providing oversight of the Company’s acquisition process and also manages the Company’s ongoing operations and assets (including continued expansion and development of its real estate and merchant cash advance (“MCA”) operations) and those of any subsequently acquired businesses.

In our fiscal year 2018, following the sale of the Content Delivery business, we began developing a real estate operation initially through, among other activities, making a number of commercial loans secured by real property. Based on the success of these activities, including the yield characteristics of these loans, and management’s experience in the real estate area, we created Recur Holdings LLC (“Recur Holdings”), a Delaware limited liability company wholly owned by the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings we conduct, hold and manage our existing and future real estate operations. At this time the Company does not expect a significant increase in expenses for its real estate operations, as its management team has prior experience in this sector and believes it can manage the business without adding additional staffing resources. As these operations grow, we plan to leverage our contacts and potential strategic partnerships to help source continued opportunities for this business. As a part of its real estate operations, the Company plans to continue to assess opportunities to create value through real property ownership, financing and/or development, among other strategies.

In February 2019, through our newly formed subsidiary, LM Capital Solutions, LLC (“LMCS”), we closed on a purchase agreement (the “Purchase Agreement”) to acquire the operating assets of LuxeMark Capital, LLC (“LuxeMark”). LMCS operates through connecting a network of MCA originators with syndicate participants who provide those originators with additional capital by purchasing participation interests in funded MCAs. In addition, LMCS provides funding to MCA originators by both directly funding MCAs and by providing loans to MCA originators to fund the MCAs themselves. The Company holds an 80% interest in LMCS, with the remaining 20% held by LuxeMark. LMCS will do business as “LuxeMark Capital” with daily operations led by the three LuxeMark principals.

With the formation of LMCS and the acquisition of the LuxeMark operating assets, we have two operating segments: (i) MCA operations, conducted primarily by our LMCS subsidiary, and (ii) real estate operations, conducted by our Recur Holdings subsidiary.

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

As part of this effort, our senior management spends a significant portion of its time evaluating potential acquisition and strategic opportunities. We have received referrals with respect to and have performed due diligence assessments on multiple target companies and strategic opportunities in a variety of industries.  We work with several financial advisors and consultants and have been able to filter leads and referrals through diverse channels enabling us to review a wide range of opportunities in a variety of industries. We have focused our acquisition and strategic efforts on the MCA and real estate industries and various other industries with well-priced businesses and assets that we believe have significant growth potential.

Our acquisition process is focused on identifying fairly- to under-valued businesses that have growth potential. Due to current market conditions, we have faced significant competition from strategic and, in particular, financial buyers which in many instances have raised seller valuation expectations above what we consider to be attractive levels for us and our stockholders. We continue to believe that fairly- and under-valued opportunities exist and are attainable and do not intend to pursue what we consider to be over-valued businesses and assets that we believe may not deliver the levels of returns that we target.

Recent Events

New Company Bonus Plan

On January 1, 2019, upon the recommendation of the Compensation Committee of the Board, the Board adopted the 2019 CCUR Bonus Plan, also referred to herein as the “NAV Program,” pursuant to which certain employees of the Company have the opportunity, among other things, to earn cash and equity incentive awards through a program based on growth in the Company’s net asset value (“NAV”). The NAV Program replaces the Company’s previous “Annual Incentive Bonus” program implemented for senior employees. The NAV Program is subject to, and where applicable, governed by, the terms of the Company’s stock plan.

Appointment of Mr. Wayne Barr, Jr. as President and Chief Executive Officer

Effective March 1, 2019, the Board of Directors appointed Wayne Barr, Jr., who served as interim President and Chief Executive Officer from February 2018 to February 2019, as President and Chief Executive Officer.

Acquisition of Operating Assets of LuxeMark through 80%-owned subsidiary, LMCS

On February 13, 2019, we closed on the Purchase Agreement, pursuant to which we acquired the LuxeMark operating assets through our newly formed LMCS subsidiary. This transaction was negotiated pursuant to a previously announced letter of intent between the Company and LuxeMark. Under the terms of the Purchase Agreement, the Company holds an 80% interest in LMCS, with the remaining 20% held by LuxeMark. LMCS will do business as “LuxeMark Capital” with daily operations led by the three LuxeMark principals. A three-member board comprised of two CCUR Holdings executives and one LuxeMark principal will oversee LMCS. As consideration under the Purchase Agreement, at closing LMCS paid LuxeMark $1.2 million and issued warrants that will allow the three current LuxeMark principals to purchase up to an aggregate of 444,361 shares of the Company’s common stock, with vesting dependent upon LMCS achieving certain performance levels. The warrants expire in 10 years and are exercisable at $6.50 per share. The consideration under the Purchase Agreement also includes four cash earnout payments of up to $1 million each year based on the performance of LMCS for the annual calendar periods of 2019 through 2022, in the aggregate not to exceed $4 million. In addition, the Company has made available to LMCS a total of $10.35 million in debt financing for the purpose of allowing LMCS to fund MCA transactions through syndication funding of MCAs and loans to MCA originators. Approximately $5 million that the Company previously funded through an MCA originator, facilitated by LuxeMark, has been assigned to LMCS and credited as an advance against the $10.35 million in debt financing made available to LMCS.

Entry into Management Agreement with CIDM LLC

In February 2019, the Company entered into a management agreement (the “Management Agreement”), as amended, with CIDM LLC (“CIDM” or the “Asset Manager”) under which CIDM will provide consulting services and advice to the Board of Directors and the Company’s management regarding asset allocation and acquisition strategy. CIDM will also exclusively manage the Company’s portfolio of publicly traded investments in order to better position the Company to increase returns as a whole. CIDM is an affiliate of the Company’s largest stockholder, JDS1, LLC. Under the terms of the Management Agreement, in addition to a cash payment to compensate CIDM for expenses incurred in connection with providing these services, the Company will pay for these services through the issuance of cash-settled stock appreciation rights in respect of Company common stock resulting in no cash payment to CIDM unless and until there are certain qualifying changes of control of the Company (which does not include any change of control related to the stock ownership of CIDM or its affiliates). CIDM and its affiliates will be subject to standard trading restrictions and standstill provisions while the Management Agreement is active.

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

Allowance for MCA Credit Losses

The allowance for credit losses for MCAs is established at the time of purchase through a provision for losses charged to our consolidated statement of operations based on historical performance experienced by a peer group. We will be using this performance measure until the Company is able to develop its own historical performance measures. Losses are charged against the allowance when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. For the nine months ended March 31, 2019, we did not experience any losses on advances; however, new facts and circumstances may adversely affect our MCA portfolio, resulting in increased delinquencies and losses, and could require additional provisions for credit losses, which could impact future periods. Based on industry peer group historical performance, we recorded $0.8 million of loss reserve during the current year period.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

MCA Income. In December 2018, we began participating in the MCA industry by indirectly advancing funds to merchants through a third-party originator that is a leader in the MCA sector. We generated $0.6 million of income from MCAs during the three months ended March 31, 2019 and expect to fund additional MCAs in the remaining quarter of our fiscal year 2019. Furthermore, we earned $0.2 million of syndication fee income from sourcing syndication capital for the MCA industry during the latter half of the third fiscal quarter of our fiscal year 2019, as a result of our purchase of the LuxeMark operating assets.

Interest Income on Loans. We created Recur Holdings, a wholly owned subsidiary of the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings, we conduct, hold and manage our existing and future real estate operations. During the three months ended March 31, 2019, we had outstanding principal balances loaned to five borrowers secured by commercial real estate and one borrower whose loan was secured by its accounts receivable and other business assets. Additionally, as part of our MCA business we entered into a $2 million term loan to an MCA originator so that it may fund additional cash advances. These loans earned an annualized rate of 21.3% during the three months ended March 31, 2019. We do not expect to continue earning at this rate on a go-forward basis, as the current year period yield was positively impacted by (i) default rate interest from our one of our mortgage borrowers that has subsequently cured its default and (ii) two loans that were paid off during the period, ahead of the agreed upon loan term, and consequently, incurred incremental interest in the form of early payment fees. Segment information for interest income on loans is as follows:

	Three Months Ended March 31,
	2019	2018

Commercial loans to mortgage and other borrowers	$221	$-
Loans to merchant cash advance originators	28	-
Interest income on loans	$249	$-

Sales and Marketing Expenses. During the third quarter of our fiscal year 2019, we began incurring sales and marketing expenses attributable to new business development resources that are focused on augmenting our current businesses and identifying potential new businesses. We incurred $0.1 million of these business development costs during the three months ended March 31, 2019, which are reported as part of our corporate operating expenses. Additionally, the former LuxeMark principals who now lead the LMCS daily operations following the closing of our LuxeMark acquisition are predominantly focused on generating incremental syndication fees and other MCA income for our MCA operations segment. As a result, our MCA operations segment incurred $0.1 million of sales and marketing expenses during the latter half of the third fiscal quarter of our fiscal year 2019. We anticipate our sales and marketing expenses will increase during the fourth quarter of our fiscal year 2019, when we will incur a full quarter of sales and marketing expenses from our MCA operations segment.

General and Administrative Expenses. General and administrative expenses were $0.7 million for the three months ended March 31, 2019, a $0.5 million, or 38.6%, decrease from the prior year period. This decrease was primarily due to:

•	a $0.4 million decrease in non-acquisition-related legal and accounting fees. During the prior year period we incurred legal fees attributable to general corporate, governance and other matters following the sale of the Content Delivery business in December 2017 that did not recur in the current year period. Additionally, during the current year period, we reversed charges for approximately $0.1 million of non-acquisition-related legal fees that were predominantly invoiced in the prior year period that we disputed and ultimately settled for a lower amount during the current year period; and
•	a $0.3 million decrease in salaries and professional services expenses incurred in the prior year three-month period primarily attributable to the post-close reporting and transition activities for the sale of the Content Delivery business in December 2017.

Partially offsetting these decreases in expenses, we incurred $0.3 million of incremental legal and accounting fees in the current year period in connection with the consummation of the LuxeMark transaction.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements and investor/funder relationships. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark acquisition on February 13, 2019 and no impairments of intangible assets were identified as of March 31, 2019.

Provision for Credit Losses. We established a provision for credit losses specifically for the MCAs that we began participating in during the second quarter of our fiscal year 2019. The allowance for credit losses for MCAs is established at the time of purchase through a provision for losses charged to our consolidated statement of operations based on historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Other Interest Income. Other interest income includes interest from investments that are not a part of our real estate operations or any other commercial loans that we may originate or otherwise acquire. Other interest income specifically includes interest earned on cash and money market balances, repurchase agreements (“repos”) and investments in debt securities. Other interest income increased by $0.8 million in the current year period compared to the prior year period. The components of our interest income for the three months ended March 31, 2019 and 2018 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018

Interest from cash deposits, repos, commercial paper and debt securities	$545	$225
Accretion of discounts on purchased debt securities	287	-
Payment-in-kind interest	221	-
Other interest income	$1,053	$225

Interest income increased in the current year period relative to the prior year period due to:

•	increasing interest rates on cash equivalent and repo balances;
•	investment in higher yielding debt securities in the current year period; and
•	accretion of discounts on purchased debt securities.

Dividend Income. In the latter half of our fiscal year 2018, we began investing a portion of our business sale proceeds in equity securities, some of which declared and paid dividends during the three months ended March 31, 2019.

Net Realized Gain on Investments. During the third quarter of our fiscal year 2019, we sold investments in certain debt and equity securities for which we recognized $0.5 million realized gains for the three months ended March 31, 2019.

Unrealized Loss on Equity Securities, Net. In the latter half of our fiscal year 2018, we began investing a portion of our business sale proceeds in equity securities. Upon our adoption of ASU No. 2016-01 on July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net unrealized gain (loss) on investments. During the three months ended March 31, 2019, we recorded $0.2 million unrealized losses on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments.

Income Tax Benefit. Our income tax benefit during the three months ended March 31, 2019 was primarily due to a benefit in the U.S. for a provision-to-return adjustment. We reached a conclusion on the provision-to-return adjustment during the third quarter of our fiscal year 2019, when we finalized our 2018 tax returns.  There was no net federal income tax impact due to our NOLs, which were offset by a full valuation allowance.  However, for certain states where we did not have NOLs and for alternative minimum tax purposes, the returns showed lower taxes than were originally calculated in the provision.

Loss from Discontinued Operations, Net of Income Taxes. We sold the Content Delivery business on December 31, 2017. Our income from discontinued operations, net of income taxes, for the three months ended March 31, 2018 includes certain expenses related to the sale of the Content Delivery business for that period, as further described in Note 3, “Discontinued Operations,” to the accompanying consolidated financial statements.

Results of Operations for the Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

Merchant Cash Advance Income. In December 2018, we began participating in the MCA industry by indirectly advancing funds to merchants through a third-party originator that is a leader in the MCA sector. We generated $0.8 million of income from MCAs during the nine months ended March 31, 2019 and expect to fund additional MCAs in the remaining quarter of our fiscal year 2019. Furthermore, we earned $0.2 million of syndication fee income from sourcing syndication capital for the MCA industry during the latter half of the third fiscal quarter of our fiscal year 2019, as a result of our purchase of the LuxeMark operating assets.

Interest Income on Loans. We created Recur Holdings, a wholly owned subsidiary of the Company, during the first quarter of our fiscal year 2019. Through Recur Holdings, we conduct, hold and manage our existing and future real estate operations. During the nine months ended March 31, 2019, we had outstanding principal balances loaned to six borrowers secured by commercial real estate and one borrower whose loan was secured by its accounts receivable and other business assets. Additionally, as part of our MCA business we entered into a $2 million term loan to an MCA originator so that it may fund additional cash advances. These loans earned an annualized rate of 22.9% during the nine months ended March 31, 2019. We do not expect to continue earning at this rate on a go-forward basis, as the yield for the nine months ended March 31, 2019 was positively impacted by (i) default rate interest from one of our mortgage borrowers that has subsequently cured its default and (ii) three loans that were paid off during the period, ahead of the agreed upon loan term, and consequently incurred incremental interest in the form of early payment fees. Segment information for interest income on loans is as follows:

	Nine Months Ended March 31,
	2019	2018

Commercial loans to mortgage and other borrowers	537	$-
Loans to merchant cash advance originators	28	-
Interest income on loans	$565	$-

Sales and Marketing Expenses. During the third quarter of our fiscal year 2019, we began incurring sales and marketing expenses attributable to new business development resources that are focused on augmenting our current businesses and identifying potential new businesses. We incurred $0.1 million of these business development costs during the nine months ended March 31, 2019, which are reported as part of our corporate operating expenses. Additionally, the former LuxeMark principals who now lead the LMCS daily operations following closing of our LuxeMark acquisition are predominantly focused on generating incremental syndication fees and other MCA income for our MCA operations segment. As a result, our MCA operations segment incurred $0.1 million of sales and marketing expenses during the latter half of the third fiscal quarter of our fiscal year 2019. We anticipate our sales and marketing expenses will increase during the fourth quarter of our fiscal year 2019, when we will incur a full quarter of sales and marketing expenses from our MCA operations segment.

General and Administrative Expenses. General and administrative expenses were $2.4 million for the nine months ended March 31, 2019, a $4.2 million, or 63.8%, decrease from the nine months ended March 31, 2018. This decrease was primarily due to:

•	a $1.9 million decrease in stock-based compensation expense, primarily resulting from the change of control triggered by the sale of the Content Delivery business on December 31, 2017;
•	a $0.8 million decrease in bonuses due primarily to the non-recurring bonuses paid in the nine months ended March 31, 2018 for the completion of the sale of the Content Delivery business, and secondarily for annual incentive plan bonuses for operating results for the first half of our fiscal year 2018;
•	a $0.6 million decrease in severance primarily related to our former Chief Executive Officer that was terminated in conjunction with the sale of the Content Delivery business on December 31, 2017;
•	a $0.4 million decrease in personnel costs, as we have reduced the number of employees from continuing operations subsequent to the sale of the Content Delivery business;
•	a $0.4 million reduction in legal and accounting fees resulting from a reduction of operating complexity and a change in service providers,

•	a $0.1 million decrease in insurance expenses resulting from a reduction of operating complexity, and
•	a $0.2 million decrease in Board fees. In the nine months ended March 31, 2018, we incurred fees attributable to the resignation of three of our independent directors that did not recur in the nine months ended March 31, 2019. Additionally, in the nine months ended March 31, 2018, we reduced certain recurring Board fees for our remaining Board members.

Partially offsetting these decreases in expenses, we incurred $0.3 million of incremental legal and accounting fees in the nine months ended March 31, 2019 in connection with the consummation of the LuxeMark transaction.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements and investor/funder relationships. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark acquisition on February 13, 2019 and no impairments of intangible assets were identified as of March 31, 2019.

Provision for Credit Losses. We established a provision for credit losses specifically for the MCAs that we began participating in during the second quarter of our fiscal year 2019. The allowance for credit losses for MCAs is established at the time of purchase through a provision for losses charged to our consolidated statement of operations based on historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Other Interest Income. Other interest income includes interest from investments that are not a part of our real estate operations or any other commercial loans that we may originate or otherwise acquire. Other interest income specifically includes interest earned on cash and money market balances, repos and investments in debt securities. Other interest income increased by $2.4 million in the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. The components of our interest income for the nine months ended March 31, 2019 and 2018 are as follows (amounts in thousands):

	Nine Months Ended March 31,
	2019	2018

Interest from cash deposits, repos, commercial paper and debt securities	$1,351	$371
Accretion of discounts on purchased debt securities	804	-
Payment-in-kind interest	633	-
Other interest income	$2,788	$371

Interest income increased in the nine months ended March 31, 2019 relative to the nine months ended March 31, 2018 due to:

•	the increase in cash resulting from the sale of the Content Delivery business in December 2017;
•	increasing interest rates on cash equivalent and repo balances;
•	investment in higher yielding debt securities in the nine months ended March 31, 2019; and
•	accretion of discounts on purchased debt securities.

Dividend Income. In the latter half of our fiscal year 2018 we began investing a portion of our business sale proceeds in equity securities, some of which declared and paid dividends during the nine months ended March 31, 2019.

Net Realized Gain on Investments. In the first and third quarters of our fiscal year 2019, we sold investments in certain debt and equity securities for which we recognized $0.7 million of realized gains for the nine months ended March 31, 2019.

Unrealized Loss on Equity Securities, Net. In the latter half of our fiscal year 2018, we began investing a portion of our business sale proceeds in equity securities. Upon our adoption of ASU No. 2016-01 on July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net realized gain (loss) on investments. During the nine months ended March 31, 2019, we recorded $2.2 million of unrealized losses on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments.

Income Tax Benefit. Our income tax benefit during the nine months ended March 31, 2019 was primarily due to a benefit in the U.S. for a provision-to-return adjustment. We reached a conclusion on the provision-to-return adjustment during the third quarter of our fiscal year 2019, when we finalized our 2018 tax returns.  There was no net federal income tax impact due to our NOLs, which were offset by a full valuation allowance.  However, for certain states where we did not have NOLs and for alternative minimum tax purposes, the returns showed lower taxes than were originally calculated in the provision.

Income from Discontinued Operations, Net of Income Taxes. We sold the Content Delivery business on December 31, 2017. Our income from discontinued operations, net of income taxes, for the nine months ended March 31, 2018 includes the financial results of the Content Delivery business for that period, which is further described in Note 3, “Discontinued Operations,” to the accompanying consolidated financial statements.

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

Uses and Sources of Cash

Cash Flows from Operating Activities

We generated $0.5 million and used $7.6 million of cash for operating activities during the nine months ended March 31, 2019 and 2018, respectively. Operating cash generated during the nine months ended March 31, 2019 was primarily attributable to cash generated by our operations and investments exceeding our operating costs. Operating cash flows during the nine months ending March 31, 2018 were primarily attributable to the timing of payments made against our accounts payable to settle the previous period’s transaction costs related to the sale of our Real-Time business in our fiscal year 2017, inventory purchases and accrued compensation, coupled with losses from continuing operations.

Cash Flows from Investing Activities

During the nine months ended March 31, 2019, we funded $7.5 million of commercial loans, most of which were mortgage loans through our real estate operating subsidiary. Our mortgage loans typically require interest only payments until maturity or payoff. We received $4.4 million from principal payments during the nine months ended March 31, 2019, as three loans were paid off during the period.

In December 2018, we entered into an arrangement with a leading MCA originator to participate in funding its MCA originations. We made initial advances of $8.0 million to the originator, who in turn advanced these funds to merchants as part of a syndication. As merchant receivables have been collected, we have used the collected funds to fund additional MCAs. Through March 31, 2019, we have funded $13.0 million in MCAs (including the original $8.0 million) and collected $4.5 million of merchant receivables as repayment for these advances. Additionally, we provided $4.5 million of cash advances to an aviation business to fund deposits required for aircraft purchases for up to six months, in exchange for paying us an upfront fee. We collected $2.0 million of these aviation advances during the nine months ended March 31, 2019.

Our remaining investing activities consisted of $13.0 million in purchases and $9.5 million in maturities or sales of debt and equity securities for the purpose of funding our operating expenses as we continue to evolve our real estate and MCA operating businesses and actively search for additional operating businesses to acquire, as well as collection of the $1.45 million of proceeds from the sale of the Content Delivery business held in escrow until January 2, 2019.

In the nine months ended March 31, 2018, we completed the sale of the Content Delivery business and other related assets for a purchase price of $29 million (subject to an adjustment for net working capital). The sale included the Content Delivery business assets and related liabilities in the United States, United Kingdom, and Germany, as well as the sale of all equity in our Japanese subsidiary. Proceeds from the sale were paid to us as follows: (i) a $28.3 million cash during the nine months ended March 31, 2018 and (ii) $1.45 million placed in escrow as security for the Company’s indemnification obligations to Vecima that may have arisen through December 31, 2018 (less any portion used to make indemnification payments to Vecima). The full $1.45 million of funds placed in escrow were transferred to us in January 2019.

We invested $0.3 million in property and equipment during the nine months ended March 31, 2018. These capital additions were primarily related to: (i) development and test equipment for the Content Delivery business development groups and (ii) demonstration systems used by our sales and marketing group. We also generated $11.7 million of cash from maturities of commercial paper investments and invested $18.6 million in equity securities, debt securities, and additional commercial paper during the nine months ended March 31, 2018.

Cash Flows from Financing Activities

On March 5, 2018, we announced that the Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock. In January 2019, we completed the purchase of the authorized one million shares. On February 11, 2019, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new share repurchase program that replaces and supersedes the prior share repurchase program. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We repurchased 344,933 shares of the Company’s common stock totaling approximately $1.3 million during the nine months ended March 31, 2019. All repurchased stock was retired, and 414,607 shares may still be purchased under the announced plan as of March 31, 2019. We repurchased 312,524 shares for a total cost of $1.6 million during the period ended March 31, 2018.

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

In the nine months ended March 31, 2018, we paid two quarterly cash dividends, each for $0.12 per share. We also paid less than $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each period. Additionally, in January 2018, as a result of the acceleration of vesting of substantially all of our previously unvested restricted stock triggered by the sale of our Content Delivery business, we paid $0.3 million of previously accrued dividends in January 2018. On October 27, 2017, we announced the Board of Directors’ decision to suspend future dividends after the payment of the December 2017 quarterly dividend while the Board of Directors and its then Investment Committee (now replaced by the Asset Management Committee) considered potential acquisition targets and alternative uses of our remaining assets.

Liquidity

We had working capital (current assets less current liabilities) of $49.6 million at March 31, 2019, compared to working capital of $55.3 million at June 30, 2018. At March 31, 2019, we had no material commitments for capital expenditures.

As of March 31, 2019, less than 0.2% of our cash was in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities and available-for-sale-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2019.

Recent Accounting Guidance

See Note 2, “Recent Accounting Guidance,” to the accompanying consolidated financial statements for a full description of recent accounting standards including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” “intends”, and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to: the ability of the Board of Directors and the Asset Management Committee to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate a transaction with such acquisition targets; our ability to successfully develop our real estate and MCA operations; expectations to fund additional MCAs; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: uncertainty caused by delisting of the Company’s stock on The Nasdaq Stock Market and transfer of our stock listing to the OTCQB Venture Market; the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more businesses; the Company’s ability to consummate proposed acquisition transactions; the Company’s ability to utilize its NOLs to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Code; changes in and related uncertainties caused by changes in applicable tax laws, the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods and other natural disasters.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented additional controls over merger and acquisition activities, as well as controls over our MCA activities and processes, both in consideration of our LuxeMark acquisition during the period. Otherwise, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In December 2018, we acquired certain advance assets from an MCA originator and funder that is a leader in the MCA sector. An MCA funder provides small businesses with cash advances in return for the purchase of an amount of the small business’s future receipts. This type of transaction is not characterized or structured as a loan. Small businesses typically seek these advances for working capital purposes to finance their purchase of inventory or equipment, or to otherwise address immediate business needs. This business presents a number of unique risks, including the illiquidity of the cash advances; our critical reliance on certain individuals to operate the business; collection and cash advance repayment issues and challenges given that the MCAs are typically unsecured; and sensitivity to general economic conditions.

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

Real estate assets are relatively illiquid. A variety of factors could make it difficult for us to modify our real estate portfolio in response to changing economic or other relevant conditions, thus creating risk of loss associated with those changed conditions. In addition, we may seek to restrict the percentage of our assets that are contained in illiquid real estate assets by seeking financing to continue expansion of our real estate operations while maintaining sufficient liquid assets to execute our business plan and invest in other value producing assets, including acquisition of additional businesses and assets. Further, reserving a certain percentage of our liquid assets may benefit our financial performance by increasing our ability to modify our operations to respond to adverse economic or other relevant conditions. Any financing that we obtain creates risks normally associated with financing, including the risk that our cash flow is insufficient to make timely payments of interest or principal.

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

We currently have NOLs valued at $56.1 million as of June 30, 2018. We may be able to achieve greater realization of the value of our NOLs with certain business or asset acquisitions. There is no guarantee that we will be able to find or consummate an acquisition that allows for utilization of our NOLs and we may engage in acquisitions that do not facilitate use of the NOLs. In any acquisition we may be limited by our available cash and cash equivalents or our ability to obtain financing in order to preserve use of our NOLs. Use of our NOLs can be impaired by certain shifts in the ownership of our common stock and, thus, we are limited in our ability to use stock in an acquisition for NOL preservation purposes. Alternatively, while we have not identified or committed to any such transactions, we may identify acquisitions that we believe will provide value sufficient to forgo preservation of the NOLs to participate in the acquisition opportunity.

Failure of the Asset Manager to effectively perform its obligations to us could have an adverse effect on our business and performance.

We have engaged the Asset Manager to provide asset management and other services to us pursuant to the Management Agreement. Our ability to achieve investment and business objectives will be impacted by the performance of the Asset Manager and its ability to provide us with asset management and other services. If, for any reason, the Asset Manager is unable to perform such services at the level we require, our business operations and financial performance may be adversely affected.

The fee structure with the Asset Manager could encourage the Asset Manager to invest our assets in riskier investments.

The Asset Manager has discretionary management over our portfolio of publicly traded securities, subject to our investment policy and oversight of the Board. The Asset Manager has the ability to earn a management fee calculated based on the value of our total assets which may create incentive for the Asset Manager to invest, to the extent permitted by our investment policy, in investments with higher yield potential, that are generally riskier or more speculative, or sell an investment prematurely for a gain, in an effort to increase our short-term net income and thereby increase the fee to which it is entitled. If our interests and those of the Asset Manager are not aligned, the execution of our business plan and results of operations could be adversely affected, which could materially and adversely affect the market price of our common stock.

The Asset Manager may not be successful in equitably allocating investment opportunities between its managed accounts.

The Management Agreement requires the Asset Manager to act in a fair and reasonable manner in allocating investment and trading opportunities among our account and any other account managed by the Asset Manager or any of its affiliates. Specifically, the Asset Manager is charged with (i) executing orders on an equitable basis whenever it would be appropriate for our account and the Asset Manager’s other managed accounts to participate in an investment opportunity and (ii) causing our account to pay or receive a price that is no less favorable than the average of the prices paid by the Asset Manager’s other managed accounts. However, there is no assurance that the Asset Manager will be able to successfully eliminate any conflicts of interest arising from the allocation of investment opportunities. In addition, the Asset Manager assists with the Company’s identification of target businesses and assets for acquisition. The Asset Manager may identify target operating businesses and assets that would be appropriate for acquisition by us and other entities managed by the Asset Manager and, after consideration of relevant factors, the Asset Manager may determine the target opportunity is more suitable for us or a different entity.

The Asset Manager manages our portfolio pursuant to broad investment guidelines and the Board of Directors and Asset Management Committee do not approve each investment and financing decision made by the Asset Manager unless required by our investment guidelines.

Pursuant to the Management Agreement, the Asset Manager has exclusive authority to manage the Company’s securities investment portfolio pursuant to the parameters set in our investment guidelines. The Board of Directors periodically reviews our investment guidelines but does not, and is not required to, review all of our proposed investments, except in certain circumstances outlined in the investment guidelines. While the Asset Manager is required to provide reporting of transactions undertaken on our behalf, those transactions may be costly, difficult, or impossible to unwind by the time they are reviewed by the Board of Directors. The Asset Manager has flexibility, within the broad parameters of our investment guidelines, in determining the types and amounts of investments in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or in losses, which could materially and adversely affect our business and results.

An increase in merchant defaults may reduce our overall profitability and historical merchant default rates may not be indicative of future results.

Merchant default rates on MCA transactions may be significantly affected by economic downturns or general economic conditions beyond our control or beyond the control of the merchants who repay the amounts advanced based on the volume of their accounts receivables. In particular, merchant default rates may increase due to factors such as the level of consumer and business confidence, the value of the U.S. dollar, changes in consumer and business spending, the number of personal and business bankruptcies and other factors. While we do not transact directly with merchants, we have purchased participation interests in MCAs through funders that directly advance funding amounts to merchants and the returns received for those participation interests are at risk if merchants default in repayment. Additionally, the fees obtained by our LMCS subsidiary for its servicing functions to funders and syndicate participants may be negatively impacted if merchant default rates are higher than the historical rates.

Our allowance for MCA losses is determined based upon both objective and subjective factors and may not be adequate to absorb MCA losses.

We face the risk that merchants will fail to repay advances made in MCA transactions. We reserve for such losses by establishing an allowance for MCA losses, the increase of which results in a reduction of our earnings as we record a provision expense for MCA losses. We have established an evaluation process designed to determine the adequacy of our allowance for MCA losses. While this evaluation process uses historical and other objective information, it is also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast and, as a result, there can be no assurance that our allowance for MCA losses will be sufficient to absorb actual losses or prevent a material adverse effect on our business financial condition and results of operations.

We have a limited history in an evolving MCA industry which makes it difficult to successfully evaluate future prospects and risk.

Because of the rapidly evolving nature of the MCA industry, even though we have conducted due diligence and engaged employees, consultants and advisors with MCA expertise and experience, adequate assessment of future prospects and risk management regarding the MCA business may still prove challenging. These risks and difficulties include our ability to:

•	effectively manage our growth potential to achieve desired profitability but with adequate provisions to mitigate risk;

•	maintain or increase our syndication network of syndicate participants and funders;

•	successfully develop and deploy new MCA-related services to provide additional services to, and receive compensation from, our existing network and services that will attract a wider network and favorably compete;

•	compete with other companies that are in or entering the MCA market and that may provide similar or expanded services;

•	successfully mitigate against fluctuations in the economic market that impact the MCA industry;

•	effectively determine proper expansion to any additional jurisdictions, including international jurisdictions; and

•	successfully evaluate and continue to modify the MCA business under the relevant regulatory scheme.

We may not be able to successfully address these risks and difficulties, which could harm our business and operating results.

If we decide to expand our MCA business domestically or internationally, we may be exposed to substantially more risk that negatively impacts the results of our operations.

We currently operate the MCA business in the United States, primarily in the state of New York, but we may seek to expand our business further throughout the United States and internationally. Such expansion could subject our business to substantial risks, including:

•	changes to the way we operate the MCA business to accommodate varying state and international regulations, customs and economic conditions and needs;

•	competition with service providers that have greater experience in the local markets than we do or pre-existing relationships that provide significant leverage;

•	difficulties in providing adequate staffing and managing operations in different locales;

•	potentially conflicting and evolving laws and regulations within different jurisdictions;

•	risks of transacting in foreign currencies and the associated exposure;

•	difficulties of reconciling different taxing regimes; and

•	regional economic and political conditions.

The MCA industry may become highly regulated and regulations may continue to vary widely as the MCA industry starts to become less concentrated in certain areas and more widely accessible across the United States and international territories.

Over the last few years, as the MCA industry has been able to cover a significant gap in the availability of immediate funding for small merchant businesses, state and federal regulators have become more interested in learning the industry and exploring whether additional laws and regulations are needed to manage this evolving industry. We may not be able to successfully forecast any new laws or regulations that may result from investigations and any additional regulatory compliance may require us to modify our business operations in a manner that negatively impacts the results of our operations.

In addition, if new laws and regulations are imposed inconsistently, in terms of their manner and timing, across the jurisdictions in which our MCA business operates, this may create greater difficulty and expense in satisfying our regulatory compliance requirements. It may also result in conflicting requirements between different jurisdictions. While our MCA-related contracts typically contain a choice of law provision, the parties' choice of law is not guaranteed to be recognized and respected by a court depending upon the facts and circumstances considered to be determinative by the relevant court. If the law of a state or jurisdiction is applied that is different from our selected choice of law, we may be subject to unanticipated laws and regulations that require additional expenses and resources for compliance or incur penalties for any failure to do so that affects our operating and performance results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2018, we announced that the Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock. In January 2019, we completed the purchase of the authorized one million shares and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The following table sets forth information about the shares of the Company’s common stock we repurchased during the three months ended March 31, 2019, as well as those shares remaining available for repurchase under the Board’s authorization:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 2019	103,117	$3.72	103,117	-
February 2019	78,859	$3.75	78,859	421,141
March 2019	6,534	$3.57	6,534	414,607
Total	188,510	$3.72	188,510	414,607

Item 6.	Exhibits

Exhibit No.	Description of Document

2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc., on the other hand (incorporated by reference to Exhibit No 2.1 to the Current Report on Form 8-K filed on May 15, 2017 (File No. 001-37706)).

2.2***	Asset Purchase Agreement, dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks, Inc. (incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on October 16, 2017 (File No. 001-37706 )).

2.3	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks, Inc. and SunTrust Bank (incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on December 15, 2017 (File No. 001-37706 )).

2.4	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks, Inc. (incorporated by reference to Exhibit No. 2.2 to the Current Report on Form 8-K filed on December 15, 2017 (File No. 001-37706 )).

3.1	Restated Certificate of Incorporation of Concurrent Computer Corporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Concurrent Computer Corporation (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on June 2, 2008 (File No. 000-13150)).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Concurrent Computer Corporation (incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Amended and Restated Bylaws of Concurrent Computer Corporation (incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on September 9, 2011 (File No. 000-13150)).

3.5	Certificate of Correction to the Restated Certificate of Incorporation of Concurrent Computer Corporation (incorporated by reference to Exhibit No. 3.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form 8-A/A filed on August 12, 2002 (File No. 000-13150)).

3.7	Amendment to the Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form 8-A/A filed on August 12, 2002 (File No. 000-13150)).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on March 1, 2016 (File No. 001-37706 )).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Concurrent Computer Corporation (incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on November 7, 2016 (File No. 001-37706 )).

3.10	Certificate of Elimination of Series B Participating Preferred Stock (incorporated by reference to Exhibit No. 3.2 to the Current Report on Form 8-K filed on November 7, 2016 (File No. 001-37706 )).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of Concurrent Computer Corporation (incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on October 31, 2017 (File No. 001-37706 )).

3.12	Amended and Restated Bylaws of CCUR Holdings, Inc., as adopted on January 2, 2018 (incorporated by reference to Exhibit No. 3.3 to the Current Report on Form 8-K filed on January 5, 2018 (File No. 001-37706 )).

3.13	Certificate of Amendment to Restated Certificate of Incorporation of CCUR Holdings, Inc., dated as of January 2, 2018 (incorporated by reference to Exhibit No. 3.1 to the Current Report on Form 8-K filed on January 5, 2018 (File No. 001-37706)).

3.14	Certificate of Amendment to Restated Certificate of Incorporation of CCUR Holdings, Inc., dated as of November 8, 2018 (incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018 (File No. 001-37706)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-13150)).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form 8-A filed on March 1, 2016 (File No. 001-37706)).

10.1†	2019 CCUR Bonus Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on January 7, 2019 and Form 8-KA on January 9, 2019 (File No. 001-37706).

10.2†	Second Amendment to Employment Agreement between CCUR Holdings, Inc. and Warren Sutherland, dated as of January 1, 2019 (incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on January 7, 2019 and Form 8-KA on January 9, 2019 (File No. 001-37706)).

10.3	Asset Purchase Agreement, dated as of February 13, 2019, by and among LuxeMark Capital, LLC, LM Capital Solutions, LLC, Avraham Zeines, Oskar Kowalski and Kamil Blaszczak (incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on February 14, 2019 (File No. 001-37706)).

10.4	Management Agreement, dated as of February 14, 2019, between CCUR Holdings, Inc. and CIDM LLC (incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on February 14, 2019 (File No. 001-37706)).

10.5†	Employment Agreement by and between CCUR Holdings, Inc. and Wayne Barr, Jr., executed on February 14, 2019 and effective as of March 1, 2019 (incorporated by reference to Exhibit No. 10.3 to the Current Report on Form 8-K filed on February 14, 2019 (File No. 001-37706)).

10.6	First Amendment to Management Agreement by and between CCUR Holdings, Inc. and CIDM LLC dated as of May 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith.
***	The schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from the Asset Purchase Agreement to the SEC upon request.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2019	CCUR HOLDINGS, INC.

	By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

