Form 10-K
period 2019-06-30
CCUR Holdings, Inc.
filed 2019-08-28
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Registrant’s telephone number, including area code: (770) 305-6434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2018 was approximately $20,506,000 based upon the closing price of $3.31 of the registrant’s common stock on such date as reported by the OTCQB Venture Market.

There were 8,923,657 shares of the registrant’s common stock outstanding as of August 23, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement to be used in connection with the registrant's 2019 Annual Meeting of Stockholders are incorporated by reference in Part III hereof to the extent described herein

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the ability of the Board of Directors and Asset Management Committee to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate transactions with such acquisition targets; our ability to successfully develop our real estate and merchant cash advance operations, the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more additional businesses, our ability to utilize our net operating losses to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Service; changes in and related uncertainties caused by changes in applicable tax laws, the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods and other natural disasters.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as may be required by federal securities law.

Additional risks and uncertainties which could affect our financial condition or results are discussed below under Item 1A. Risk Factors.

2

CCUR Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2019

PART I

Item 1. Business.

Overview

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. As of June 30, 2019, we had two existing operating segments: (i) merchant cash advance (“MCA”) operations, conducted through our subsidiary LM Capital Solutions, LLC (d/b/a LuxeMark Capital) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.1

Prior to January 1, 2018, the Company had historically operated (i) our real-time business consisting of real-time Linux operating system-based software solutions (the “Real-Time business”), which we sold in May 2017 to a private equity purchaser, and (ii) our content delivery and storage business consisting of advanced applications focused on storing, protecting, transforming and delivering high value media content (the “Content Delivery business”), which we sold on December 31, 2017 to Vecima, Inc. (“Vecima”).

Following the sale of its Real-Time business and Content Delivery business, the Company began developing its real estate operations during the second half of fiscal year 2018. Since commencing our real estate operations, we have made several commercial loans secured by real property. Based on the success of these activities, including the yield characteristics of these loans, access to a consistent volume of attractive real estate transactions and management’s experience in the real estate industry, we created Recur, a Delaware limited liability company wholly owned by the Company, during the first quarter of our fiscal year 2019. Recur currently provides commercial loans to local, regional and national builders, developers and commercial landowners and is also acquiring, owning and managing a portfolio of real property for development. Recur does not provide consumer mortgages.

In February 2019, through our newly formed subsidiary, LMCS, we acquired the operating assets of LuxeMark Capital, LLC (the “LuxeMark Acquisition”). Pursuant to the terms of the purchase agreement and the transactions contemplated thereby, the Company holds an 80% interest in LMCS, with the remaining 20% held by LuxeMark Capital, LLC (“Old LuxeMark”). Through LMCS, doing business as “LuxeMark Capital,” we manage a connected network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by the MCA originators to fund MCAs themselves. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides accounting and legal support to LMCS.

In anticipation of the divestiture of the Company’s historical operations, the Company’s Board of Directors (the “Board of Directors” or the “Board”) established an Investment Committee in October 2017. The Investment Committee was established as a special sub-committee of the Board of Directors for the purpose of considering alternative means to deploy our sale proceeds and other corporate assets to maximize long-term value for our stockholders. During our fiscal year 2019, the Board dissolved the Investment Committee and established an Asset Management Committee as a standing committee of the Board to evaluate strategic opportunities on a long-term basis. In addition to our real estate and MCA operating segments, we actively evaluate acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or establishment of a new operating segment, in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our net operating loss carryforwards (“NOLs”). We may also seek additional capital and financing to support the purchase of additional businesses and/or to provide additional working capital to further develop our operating segments. We believe that these activities will enable us to identify, acquire, and grow businesses and assets that will maximize value for all of our stockholders.

1 347 Jetton LLC is the only current subsidiary of Recur. As we continue to invest in additional real estate assets, we may create other subsidiaries or affiliates of Recur to hold and manage such assets.

Overall Business Strategy

Following the divestiture of our legacy operating businesses in calendar 2017, we have undertaken to evaluate strategic and business alternatives in an effort to redeploy the proceeds of such divestitures. These alternatives have included acquiring assets or businesses unrelated to our current or historical operations; operating, growing or acquiring additional assets or businesses related to our current or historical operations; or winding down or selling our existing operations. We currently operate two segments in the real estate and merchant cash advance industries. We continue to look for businesses and opportunities that have positive cash flow and experienced management teams. We provide strategic and financial resources to our operating segments in an effort to create and operate a diversified portfolio capable of providing long-term value to our stockholders, which we believe includes the successful utilization of our deferred tax assets.

We actively evaluate business opportunities including acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or for the establishment of new operating segments. We seek to identify fairly- or under-valued businesses or assets from a variety of sources. Our Asset Management Committee, among other activities, continues the work of the former Investment Committee by providing oversight of the Company’s acquisition process and our senior management spends a significant portion of its time evaluating potential acquisition and strategic opportunities. In addition, in February 2019, the Company entered into a management agreement (the “Management Agreement”), as amended, with CIDM LLC (“CIDM” or the “Asset Manager”) under which CIDM provides consulting services and advice to the Board of Directors and the Company’s management regarding, among other things, our acquisition strategy. The Asset Manager is an entity managed and owned by Julian Singer, the managing member of JDS1, LLC, our largest stockholder.

In connection with our overall business strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof as part of any proposed acquisition that we may pursue or to use as additional investment in or working capital for our existing operating segments. We do not focus on a specific industry, which, we believe, allows us to be opportunistic and flexible. There can be no assurance that we will, or we will be able to, identify or successfully complete any additional transactions. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be.

Competition

Our continuing business strategy is focused on identifying, acquiring and operating fairly- to under-valued businesses that have growth potential. Due to current market conditions, we have faced significant competition from strategic and, in particular, financial buyers which, in many instances, have raised seller valuation expectations above what we consider to be attractive levels for us and our stockholders. We continue to believe that additional fairly- and under-valued opportunities exist and are attainable and we do not intend to pursue what we consider to be over-valued businesses and assets that we believe may not deliver the levels of returns that we target.

Real Estate Operations

The Company began developing its real estate operations during the second half of fiscal year 2018 and operates its real estate segment through Recur. To date, Recur’s operations have consisted of providing commercial loans secured by real property and investing in development opportunities in selected markets, primarily where we have access to experienced real estate resources. We continue to seek for and identify real estate opportunities that we believe offer attractive returns over 12- to 18-month periods and expect to continue to make such investments for the foreseeable future.

Commercial Real Estate Finance Operation

Our real estate operations are operated through Recur and through most of fiscal year 2019 have primarily consisted of making a number of loans secured by real property. During the fiscal year ended June 30, 2019, we made four real estate loans for an aggregate amount of $4.1 million. At June 30, 2019, real estate loans totaling approximately $4.1 million remained outstanding under Recur’s loan portfolio, which is scheduled to mature at various dates throughout our fiscal year ending June 30, 2020. We do not make consumer mortgage loans.

While the Company is continuing to review a variety of loan opportunities and expects to continue to make loans on an opportunistic basis, we do not expect there to be a significant increase in general overhead expenses associated with the continuation of these operations, as our management team has prior experience in this sector and believes it can manage the business without adding additional staffing resources. As opportunities have presented themselves, in certain instances, we have also used mortgage loans as an opportunity to share in the profits that borrowers receive in various real estate transactions that are facilitated in part by access to our capital. The Company will continue to seek out these types of transactions to increase our profitability within our commercial real estate finance operation.

Real Property Development

The Company is also involved in identifying, acquiring, entitling and selling real property as part of Recur’s real estate operations. Through a variety of resources available to the Company in selected markets, the Company is presented with opportunities to purchase real property for development as either residential, commercial or mixed-use projects. Drawing upon internal and external resources, the Company focuses on parcels of real property that are suitable for development but are not currently entitled for the desired end uses. The Company has demonstrated the ability to identify, evaluate and consummate the acquisition of such parcels on an expedited basis. We believe that this ability and the strength of our financial condition position the Company in a favorable light when dealing with landowners, resulting in the Company being able to acquire such parcels at or below fair market value. By undertaking and performing the entitlement process, which involves, in most instances, rezoning, utility access, planning and other governmental and quasi-governmental approvals, we have been able to increase the value of the parcels we purchase and hold such parcels for sale to end users such as national, regional and local builders and developers, as well as other commercial entities. As these operations grow, we plan to leverage our internal and external resources and potential strategic partnerships to help source continued opportunities for this business.

To date, we have funded our real estate operations primarily from our balance sheet with cash on hand. Given the attractiveness of real estate as collateral, we have also been able to leverage our cash by borrowing a portion of the purchase price through customary bank financing. As we continue to grow our real estate operations, the Company will also continue to review the use of its cash and other financing alternatives available to it in an effort to finance this operation in the most cost-effective manner. Such review will include an assessment of the details of each project, including the estimated duration of the project, and an assessment of current interest rates and other opportunities to deploy the Company’s cash that are presented to the Company outside of its real estate segment.

Competition

Our real property development business is dependent on our ability to identify suitable parcels of real property, in the markets in which we operate, that can be entitled and sold for their intended use at a premium to our purchase prices. To date, we have focused our real property development efforts in North Carolina. Given the robust nature of the North Carolina real estate market, in general, we face competition from a variety of sources including local and regional developers, as well as national, regional and local builders. While these parties are also customers for our properties once they are entitled, several of these entities have internal resources greater than those of the Company capable of identifying and acquiring such properties.

MCA Business

The Company operates its MCA business through LMCS. MCAs have evolved as an alternative capital source primarily for small businesses and LMCS generates multiple revenue streams within the MCA industry. Bryant Park Capital LLC, in a published report on the MCA industry, estimated the total annual origination volume for the MCA industry for 2015 was $10.7 billion. In a typical MCA, a merchant sells an amount of its future receivables, expected to be generated from future sales, to an MCA originator (also referred to as a “funder”) at a discount, in exchange for a lump sum payment from the funder. The merchant then remits a portion of its sales receipts, or an amount equal to this portion, often daily via ACH transfer, until the funder has received the full amount of the future receipts it has purchased. MCA funders often offer a streamlined application and approval process in connection with the provision of MCAs making them a widely-used alternative financing source for small businesses.

MCAs are not structured as loans or sales of securities; instead, they are structured as sales and purchases of assets, specifically future receivables, and the assignment of related  to such assets. Small businesses typically seek these advances for working capital purposes to finance their purchase of inventory or equipment, or to address other immediate business needs. According to the 2019 Small Business Credit Survey published by the Federal Reserve Banks, small businesses with under 500 employees comprise 99.7% of employer establishments in the United States. This survey found that 64% of small businesses faced financial challenges in 2018 and 43% of those businesses sought third party funding in 2018. Fifty-three percent of the small businesses that sought funding did not receive full funding, resulting in a financing shortfall.

Funding of MCAs

In December 2018, CCUR Holdings began participating in the MCA industry by indirectly advancing funds to merchants through a third-party originator that is a leader in the MCA industry. As a part of the LuxeMark Acquisition, the CCUR Holdings MCA portfolio was assigned to LMCS and was credited against a $10.35 million loan that CCUR Holdings provided to LMCS as a part of the transaction. LMCS continues to generate income through its evolving MCA portfolio and to use funds from CCUR Holdings’ loan to, among other things, purchase additional MCA interests. The intercompany loan matures in February 2024 and bears interest at the applicable minimum federal rate for mid-term investments.

Syndication/Co-Funding Business

We have observed a strong demand by small businesses for MCAs and believes that this demand will continue. Research by the Federal Reserve Banks reflects the willingness of small businesses to consider nonbank funding sources. Among all of the small businesses surveyed in its 2019 Small Business Credit Survey, 32% of those applying for funding applied to nonbank funding sources, including merchant cash advance originators and other non-traditional sources such as retail/payments processors or peer-to-peer lenders, an increase from 24% in 2017 and 19% in 2016. The increased difficulty of small businesses in accessing traditional bank loans after the 2008 recession was addressed in some part by smaller banks but, according to the Merchant Cash Advance/Small Business Financing Industry Report published by Bryant Capital LLC in January 2016, the decline in the number of small banks over recent years and data technology advancements have propelled the alternative funding market, including MCAs. These factors have contributed to the expansion of the MCA market beyond providing funding to businesses with high risk profiles. We believe that there is further ability to utilize MCAs to combat the financing shortfalls experienced by small businesses.

A frequent issue experienced within the MCA industry is finding enough capital to meet the strong merchant demand for alternative financing sources. LMCS has found an opportunity to fill that niche by connecting syndicate participants that have available capital with funders that have established high-quality MCA processes and procedures and are in need of capital to meet merchant demands. As a part of the LuxeMark Acquisition, the principals of Old LuxeMark operate LMCS day to day, providing LMCS with their MCA expertise to vet and select funders with underwriting, servicing, and collection processes necessary to provide syndicate participants with the best opportunities to provide capital in the MCA space.

LMCS receives compensation for its administrative and servicing functions such as assisting with the purchase of MCA participation interests in funder facilities, identifying potential facilities based on a syndicate participant’s criteria, providing consultation in connection with the negotiation of related agreements, and assisting with status reports and other reporting requests.

Leads Business

Funders reject hundreds of merchant applicants weekly due to funders’ inability to fund all MCA requests. LMCS facilitates the targeted dissemination of funders’ merchant applications within a select group of partner funders, giving the group of funders the ability to fund MCAs that might otherwise have remained unfunded, thus providing merchants a higher chance of securing funding. LMCS receives a fee from funders for its services in disseminating unfunded MCA applications.

Funder Loans

LMCS has also, in certain instances, provided direct funding to funders through secured loans. Providing funders with access to these additional funds provides several measurable benefits; specifically, it (i) provides the funder with the capital needed to identify and fund additional MCAs, which in turn also generates greater participation opportunities for our syndicate participants, (ii) provides us with interest income as an additional revenue stream, and (iii) provides us with a competitive advantage by furthering our business relationships with selected funders.

Competition

We face competition from providers of other competing forms of alternative funding that target the same type of small businesses served by the MCA industry and may also compete for use of the capital of potential syndication participants interested in deploying capital in the alternative funding market. While the MCA industry has grown beyond meeting the needs of high-risk businesses and become more familiar within the alternative funding market, some of the initial stigma and hesitation towards MCAs remains and may provide a competitive advantage to providers of other forms of alternative funding.

We do not currently operate as a funder that originates MCAs.  However, because our services are connected to our partner network of funders, other funders in the MCA industry can create a competitive risk for our funders and thus our business. The decreasing stigma and recognition of the critical needs of small businesses met by MCA funding has made it an attractive area for well-recognized companies that have not traditionally participated in the alternative funding market. Some of these companies have created MCA divisions to provide MCA funding as a complementary service to their existing small business customers. For example, Shopify (NYSE: SHOP), a publicly traded e-commerce platform that offers multiple products and services to merchant businesses such as a payment system, has begun offering MCAs to its merchant customers. According to the Merchant Cash Advance/Small Business Financing Industry Report published by Bryant Capital LLC in January 2016, providers of payment processing and financial services like PayPal (NASDAQ:PYPL), Square (NYSE:SQ) and Intuit (NASDAQ: INTU) have also started experimenting with MCA or other small loan or advance offerings to their respective small business customers.

As noted earlier, a significant issue within the MCA industry is procuring enough capital to meet merchant demand for MCAs. The entry of larger and established companies to the MCA market provides these companies with the advantage of (1) established name recognition, (2) an existing merchant customer base that can be readily accessed for MCA offerings, potentially producing more volume and reducing third party fees owed for merchant advertising and recruiting, (3) easier access to capital to support significant MCA volume, (4) increased access to merchants’ financial and payment data, and (5) in the event that regulatory changes cause significant structural changes to the MCA industry (as discussed herein in the “Risk Factors” section), these companies may have greater resources in place to quickly adapt to such changes or be able to absorb the costs of such changes.

While the entry of established companies into the MCA market may increase the competition faced by our business, it also provides a discernable benefit as these companies bring increased credibility and attention to the MCA industry and highlight the availability of MCAs as a viable funding source to a broader array of small businesses.

Effect of Governmental Regulations

The MCA industry is subject to laws and regulations that apply to businesses in general, including laws and regulations that address information privacy, unfair or deceptive acts or practices, and credit reporting, among other legal requirements.

Because MCAs are structured as purchases and sales of assets, instead of loans, the MCA industry has not historically been subject to specific laws and regulations, such as licensing requirements, applicable to lenders. Recently, however, there has been increased legislative and regulatory scrutiny of the MCA industry, which could result in the enactment of specific laws and regulations.

In 2018, for example, the governor of California signed SB 1235, which requires MCA originators to disclose to the merchant certain information regarding the MCA, including the total dollar cost of the MCA expressed as an annualized rate, at the time an offer for the MCA is extended. In some other states, regulators have begun investigations to determine whether regulation and, if so, the type of regulation, needed for the MCA industry. The Federal Trade Commission, pursuant to its authority to regulate unfair or deceptive acts or practices, has also begun a review of the MCA industry to identify potential regulatory concerns. Any resulting regulation may require us to making significant changes to our business structure or decrease the revenues achieved through our multiple MCA related revenue streams.

Employees

As of June 30, 2019, we had seven employees, all located in the United States. Our employees are not unionized.

Corporate Information

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Corporation. We underwent various name changes including a change to our current name, CCUR Holdings, Inc. on January 2, 2018.

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) available, free of charge, on the Investors page of our website (www.ccurholdings.com), under the ‘Company’ tab then ‘Investors’ then ‘SEC Filings’, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the SEC. Copies of these documents will be furnished without charge upon written request delivered to the following address: CCUR Holdings Inc., 4375 River Green Parkway, Suite 210, Duluth, Georgia 30096, Attn. Corporate Secretary. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

The following are various material risks we currently face. You should carefully consider each of the following risks and all of the other information in this Annual Report on Form 10-K before investing in our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the trading prices of our common stock and other securities we may issue in the future could decline significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

The risk factors below contain forward-looking statements regarding CCUR Holdings. Actual results could differ materially from those set forth in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

General Business Risks

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

We incurred losses from continuing operations of $6.8 million and $4.7 million in fiscal years ended June 30, 2018 and 2017, respectively. While we had income from continuing operations of $0.6 million in the fiscal year ended June 30, 2019, as of June 30, 2019, we had an accumulated deficit of approximately $150.8 million. We may have difficulty sustaining profitable operations and we may incur additional net losses in the future.

Any weaknesses identified in our system of internal controls by us or by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act requires that companies evaluate and report on their systems of internal control over financial reporting. During the fiscal year ended June 30, 2019, we implemented additional controls over merger and acquisition activities, as well as controls over our MCA activities and processes, both in consideration of the LuxeMark Acquisition during the period.

In future periods, we may identify deficiencies in our system of internal control over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified will not be significant deficiencies or material weaknesses that would be required to be reported in future periods. Any control deficiency that we may identify in the future could adversely affect our stock price, results of operations or financial condition.

We face risks associated with the trend of increased stockholder activism.

Publicly-traded companies have increasingly become subject to campaigns by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or of the entire company. Given our significant cash and other asset balances as of June 30, 2019, market capitalization, and other factors, it is possible that stockholders may in the future attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by activist stockholders would be costly and time-consuming, disrupt our operations, and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.

A failure to detect fraud in the business could be serious.

While we are confident that we have comprehensive controls in place, there can be no assurances that all business fraud will be detected and/or thwarted. A loss related to fraud, especially an uninsured loss, could have an adverse effect on our business.

We rely extensively on various information systems to manage many aspects of our business, including to process and record our MCA transactions, to enable effective communication systems, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems, software, tools and monitoring to provide security and oversight for processing, transmission, storage and the protection of our information.

Like other companies, we are vulnerable to the general increased threat of cybercriminals that may seek to fraudulently gain access to our systems or use false credentials, malware, ransomware, phishing, denial of service and other types of attacks. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that are not presently known and could unexpectedly compromise information security. If we or third parties with which we do business were to fall victim to successful cyber-attacks or experience other cybersecurity incidents, we may incur substantial costs and suffer other negative consequences, which may include: remediation costs, increased cybersecurity protection costs, lost revenues resulting from the unauthorized use of proprietary information or the loss business following an attack; litigation and legal risks, including regulatory actions by state or federal governmental authorities; increased cybersecurity and other insurance premiums; reputational and competitive damage and short or long term loss of stockholder value. Despite our efforts, we may not be effective in protecting against cyberattacks or be able to immediately detect any such attacks, as attack methods of and vulnerabilities exploited by cybercriminals consistently evolve. We may experience increased costs associated with maintaining and updating our systems to remain aligned with current vulnerabilities.

Tax-Related Risks

The financial impacts of the Tax Cuts and Jobs Act in the United States could be materially different from our current estimates and may adversely affect our operations.

On December 22, 2017, President Donald J. Trump signed the Tax Cuts and Jobs Act (“TCJA” or “the Act”), which enacted the most comprehensive U.S. tax reform legislation in over thirty years. The TCJA includes numerous changes in the U.S. tax code that could affect our business, such as:

•	A permanent reduction to the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;
•	New limitations on business deductions, including meals and entertainment expense and interest expense;
•	Indefinite carryforward periods for net operating losses generated after December 31, 2017, albeit with a new limitation in usage each tax year to 80% of taxable income;
•	A new approach to the treatment of foreign subsidiaries’ earnings, including a one-time repatriation tax (“Transition Tax”) on foreign subsidiaries’ earnings as of November 2, 2017 or December 31, 2017 (the larger of the two dates). This will be followed by a new system for foreign subsidiaries’ earnings in tax years beginning after December 31, 2017 for global intangible low-taxed income (“GILTI”). GILTI will be based on the annual aggregate foreign subsidiaries’ earnings in excess of certain qualified business asset investment returns.
•	Elimination of the Alternative Minimum Tax (“AMT”) system for tax years beginning after December 31, 2017, along with provisions for obtaining a refund for any existing AMT credits no later than tax years beginning before January 1, 2022.
•	Creation of a new base-erosion, anti-abuse tax (“BEAT”) and a new taxation mechanism for foreign-derived intangible income (“FDII”) for tax years beginning after December 31, 2017.

Certain provisions of the TCJA impacted our financials in fiscal year 2018, primarily related to the lowering of the U.S. federal corporate tax rate. The rate was effective as of January 1, 2018, so we calculated a blended U.S. federal corporate tax rate of 27.55% based on IRS guidance. The other significant impact on our financial statements for fiscal year 2018 was the elimination of the AMT credit regime and the ability to begin claiming any AMT credits as refundable credits in future tax years.

We completed our analysis of the impact of the TCJA on our consolidated financial statements during fiscal year 2019. There was no material change in our conclusions from the provisional estimates as a result of this final analysis. We will continue to monitor legislative, regulatory, and judicial interpretations of the TCJA and their potential impact on us in future fiscal years.

Fluctuations in our future effective tax rates could affect our future operating results, financial condition, and cash flows.

We are required to review our deferred tax assets periodically and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income, and implemented tax planning strategies.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such shortfall is determined would result. Such a charge to expense could have a material and adverse effect on our results of operations for the applicable period.

As of both June 30, 2019 and 2018, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions, except for the $0.5 million AMT credit carryforward that is now considered refundable after the enactment of the TCJA. Changes to our business in the future may require a release of our valuation allowances, which would result in additional tax benefits that would improve our net income. See Note 9 to the consolidated financial statements for further discussion.

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing NOLs.

From time to time we perform an analysis of the ownership changes in our stock pursuant to Section 382 of the Internal Revenue Code. As of June 30, 2019, the ownership change was 37.0%, compared to 37.4% as of June 30, 2018. Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its NOLs and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of CCUR stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own accounts. Outside of the rights granted to us through the tax preservation plan approved by stockholders at our 2018 Annual Meeting of Stockholders, these transactions may be beyond our control, particularly if the tax preservation plan expires. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our NOLs to offset future taxable income. We could lose all or a substantial part of the benefit of our accumulated NOLs if an ownership change pursuant to Section 382 does occur.

Recently enacted tax legislation may impact our ability to fully utilize any NOLs generated after calendar year 2017 to fully offset our taxable income in future periods.

Since the beginning of calendar year 2018, the TCJA generally has permitted us to offset only 80% (rather than 100%) of our taxable income with any NOLs generated after calendar year 2017. Net operating losses subject to these limitations may be carried forward by us for use in later fiscal years, subject to these limitations. These tax law changes could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred in the absence of these tax law changes. The TCJA also includes provisions that, beginning in 2018, reduced the maximum federal corporate income tax rate from 35% to 21% and eliminated the AMT, which would lessen any adverse impact of the limitations described in the preceding sentences.

Acquisition Risks

The purchase agreements for the Real-Time and Content Delivery business sales and the LuxeMark Acquisition may expose us to contingent liabilities that could have a material adverse effect on our financial condition.

In each of these sale and acquisition transactions completed since the beginning of calendar year 2017, the applicable purchase agreements included indemnification obligations, often subject to certain carve-out and time limitations, summarized below.

LuxeMark Acquisition: We have agreed to indemnify the seller for breaches or failures of our representations, warranties or covenants in the asset purchase agreement for the LuxeMark Acquisition or for any fraud, willful breach or intentional misrepresentation.

Content Delivery Sale: We have agreed to indemnify Vecima for breaches of any representation, warranty, or covenant made by us in the purchase agreement sale of the Content Delivery business (the “CDN APA”) for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. While the time period for some of the indemnification obligations has expired, we remain subject to indemnification obligations for certain claims set forth in the CDN APA through December 2022 and, in some instances, through December 2024. Other than in the event of fraud or willful misconduct, we will not be obligated to indemnify Vecima for any breach of the representations, warranties, or covenants made by us under the CDN APA until the aggregate amount of claims for indemnification exceed $0.1 million. In the event any permitted indemnification claims exceed this threshold, we will be obligated to indemnify Vecima for any damages or loss resulting from such breach up to 5% of the final purchase price paid by Vecima pursuant to the CDN APA; provided, however, that this capped amount does not apply to damages or losses based on and arising out of fraud or willful misconduct.

Real-Time Sale: We have agreed to indemnify the purchaser of the Real-Time business (the “RT Purchaser”) for breaches of any representation, warranty, or covenant made by us in the purchase agreement for the Real-Time sale (the “RT APA”) for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. While the time period for certain indemnification obligations has expired, we remain subject to indemnification obligations for any claims arising out of fraud, breach, or inaccuracies in the fundamental representations set forth in the RT APA, through May 2023, which obligations are not subject to a capped amount.

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

As the Company develops and expands its continuing operations and considers the acquisition of new business and assets, it continues to assess (i) whether such expansion and development of its continuing operations or potential new business opportunities would subject the Company to additional federal or state law rules and regulations and, if so, to assess the expenses and resources necessary to satisfy those compliance requirements, and (ii) whether its continuing compliance requirements and costs are aligned with its continuing operations and business strategy. The Company may incur significant expenses in making such assessments and implementing any modifications designed to bring current operations and any newly acquired businesses and assets into compliance with applicable federal or state rules and regulations. If the Company is unable to meet any new compliance requirements or to do so in a timely manner it may face penalties or other enforcement remedies from the applicable regulatory entity.

The Company may elect to modify its business structure or status, forego a business or acquisition opportunity, or take other action it deems appropriate to remain under or obtain exemption from any compliance requirements it deems to be misaligned with its continuing operations, business strategy, or resources. Any such changes may initially require significant expenses and staff resources or create uncertainty or negative market perceptions about us or our securities.

There can be no assurances that we will be successful in reinvesting the Company’s assets or that future businesses and assets in which we invest, if any, will allow us greater ability to utilize our existing NOLs.

Following the LuxeMark Acquisition, we continue to evaluate additional acquisition targets that could provide a greater ability to utilize our remaining NOLs. There can be no assurance that we will be able to identify and successfully complete any additional business or asset acquisitions. The process to identify potential business opportunities and acquisition targets, to investigate and evaluate the future returns therefrom and business prospects thereof, and to negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly. We have encountered and are likely to continue to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, leveraged buyout funds, investment firms with significantly greater financial and other resources, and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience identifying and executing such transactions. Our financial resources and human resources may be relatively limited when contrasted with many of these competitors. As a result, we may be at a competitive disadvantage with such entities as we seek to identify and acquire additional businesses and assets. Further, managing and growing acquired businesses and assets could require higher corporate expenses, which could also affect our ability to offer competitive terms for any potential acquisition of such businesses or assets.

While we believe that there are several categories of target businesses that we could potentially acquire or invest in, our ability to compete to acquire target businesses that are relatively sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and business opportunities, and there can be no assurances that any additional financing will be available to us on acceptable terms, or at all. Even if we are successful in acquiring additional businesses or assets, there can be no assurances that such businesses or assets will produce results allowing us greater ability to utilize our NOLs.

We may consider potential business or asset acquisitions in different industries, and stockholders may have no basis at this time to ascertain the merits or risks of any business or asset that we may ultimately operate or acquire.

Our business strategy contemplates the potential acquisition of one or more additional operating businesses or other assets that we believe will provide better returns on equity than our previous businesses and/or enhance the returns achieved from our current operating segments. Except for the restriction on our ability to compete with our former Real-Time and Content Delivery businesses (pursuant to the terms of the respective purchase agreements), we are not limited to acquisitions in any industry or of any type of business or asset. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of a target business or asset with which we may ultimately affect a business combination, acquisition, or other investment. Although we will seek to evaluate the risks inherent in any particular business or acquisition opportunity, we cannot assure stockholders that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to assess. We may pursue business combinations, asset acquisitions, or investments that do not require stockholder approval and, in those instances, stockholders will most likely not be provided with an opportunity to evaluate the specific merits or risks of any such transaction before we become committed to the transaction(s).

Resources will be expended in researching potential acquisitions and investments that might not be consummated.

The investigation of target businesses and assets and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments has required and will continue to require substantial management time and attention, in addition to costs for accountants, attorneys, and others engaged from time to time to assist management. If a decision is made not to complete a specific business combination, asset acquisition, or other investment, the costs incurred up to that point relating to the proposed transaction likely would not be recoverable and would be borne by us. Furthermore, even if an agreement is reached relating to a specific opportunity, we may fail to consummate the transaction for any number of reasons, including those beyond our control.

Subsequent to an acquisition or business combination, we may be required to take write-downs or write-offs, incur restructuring costs, and incur impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and share price, which could cause stockholders to lose some or all of their investments.

Even if we conduct extensive due diligence on a target business with which we combine or an asset which we acquire, we cannot assure stockholders that this diligence will identify all material issues that may be present with respect to a particular target business or asset, that it would be possible to uncover all material issues through a customary and reasonable amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items, and therefore will not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or associated with a target asset, or by virtue of our obtaining debt financing in connection with our future operations. Accordingly, stockholders could suffer a significant reduction in the value of their shares.

We may issue additional shares of common stock or other securities to complete business combinations or under employee incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes our Board of Directors to issue shares of our common stock or preferred stock, from time to time, in their business judgment, up to the amount of our then-authorized capitalization. We may issue a substantial number of additional shares of our common stock, and may issue shares of our preferred stock, in order to complete business combinations, raise additional capital, or under employee incentive plans. These issuances:

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

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination or acquire assets, which may adversely affect our leverage and financial condition, and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur indebtedness, we may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination or asset acquisition are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of the covenants;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay any declared dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, if declared, expenses, capital expenditures, acquisitions, and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate or intend to operate;
•	increased vulnerability to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy, and other purposes, and other disadvantages compared to our competitors who have less debt.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications, or abilities to manage the target business.

When evaluating a prospective target business, even with diligent efforts, we may not be able to assess the performance of the target business’ management fully, due to necessary restraints on time, resources, and information. Moreover, when assessing private companies, it may be difficult to assess how well a target company’s management will be able to adjust to operating within the confines of a public company structure. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect, and such management may lack the skills, qualifications, or abilities we expected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage such business or operate within the confines of a public company, the operations and profitability of the post-combination business may be negatively impacted.

We may attempt to complete business combinations with private companies about which limited information is available, which may result in a business combination with a company that is not as profitable as we expected, if at all.

In pursuing our business acquisition strategy, we may seek to effect business combinations with privately-held companies. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination based on limited information, which may result in a business combination with a company that is not as profitable as we expect, if at all.

We may be required to expend substantial sums in order to bring the companies we acquire into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire, and evaluate the company’s internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls should we acquire any companies. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We may make acquisitions or investments where we do not own all or a majority of the target enterprise.

We may make acquisitions or investments where we do not own all or a majority of the target enterprise. We may engage in such acquisitions or make such investments where we desire the target management to continue to have a significant equity incentive to grow and ensure the profitability of the target business. We may also make such acquisitions or investments where we do not have sufficient financial resources to acquire all of the equity in the target company or where the target has price requirements that we are unwilling to meet at the time of the acquisition or investment. Our minority- or less-than-100%-ownership subjects us to risks that we do not completely control the target company and its results of operations, business condition, or prospects may be materially adversely impacted by the decisions of the other equity owners or the difficulty of negotiating among equity owners.

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

In connection with the closing of the sale of the Content Delivery business and the closing of the sale of the Real-Time business, we agreed to be bound by restrictive covenants for a period of three years following the closing of each respective transaction, which provide that until the third anniversary following the applicable transaction closing, we will not:

•	engage in any activity that competes with the Content Delivery business as it was conducted by us prior to the closing of the sale of the Content Delivery business or the Real-Time business as it was conducted by us prior to the closing of the sale of the Real-Time business;
•	solicit or recruit any employees transferred to Vecima or the RT Purchaser; or
•	own, manage, operate, assist, invest in, or acquire any person or entity that competes with the Content Delivery business or the Real-Time business (except for ownership of 5% or less of the outstanding securities of a publicly-traded entity).

We have implemented certain anti-takeover provisions that could make it more difficult for a third-party to acquire us.

Provisions of Delaware law and our restated certificate of incorporation, and amended and restated bylaws, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

We are subject to certain Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a business combination involving a merger or sale of more than 10% of our assets with any stockholder, including affiliates and associates of the stockholder, who owns 15% or more of the outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s stock, except under limited circumstances.

There are provisions in our restated certificate of incorporation and our amended and restated bylaws that also may delay, deter, or impede hostile takeovers or changes of control.

Additionally, see the risk factor below that discusses our formal amendment to our certificate of incorporation adopted by our stockholders at our 2018 Annual Meeting of Stockholders held on November 8, 2018, designed to limit our exposure to an ownership change, and as further discussed in Note 9 to the consolidated financial statements.

We may engage in future acquisitions that dilute the ownership interest of our stockholders, cause us to incur debt or assume contingent liabilities, or present other challenges, such as integration issues, for our business, which, if not successfully resolved, would adversely affect our business.

We are currently reviewing acquisition prospects, and in the event of any future acquisitions, we could issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. These actions could materially adversely affect our operating results, financial condition, and cash flows. Acquisitions also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies, or services;
•	unanticipated costs associated with the acquisition;
•	diversion of management’s attention from other business concerns;
•	adverse effects on existing business relationships;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	potential loss of key employees of acquired companies.

We cannot assure that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire in the future. Our failure to do so could materially adversely affect our business, operating results, and financial condition.

We may be limited in the types of acquisitions that we can pursue in order to preserve use of our NOLs.

We currently have NOLs of $56.8 million as of June 30, 2019. We may be able to achieve greater realization of the value of our NOLs with certain business or asset acquisitions. There is no guarantee that we will be able to find or consummate an acquisition that allows for utilization of our NOLs and we may engage in acquisitions that do not facilitate use of the NOLs. In any acquisition, we may be limited by our available cash and cash equivalents or our ability to obtain financing in order to preserve use of our NOLs. Use of our NOLs can be impaired by certain shifts in the ownership of our common stock and, thus, we are limited in our ability to use stock in an acquisition for NOL preservation purposes. Alternatively, while we have not identified or committed to any such transactions, we may identify acquisitions that we believe will provide value sufficient to forego preservation of the NOLs to participate in the acquisition opportunity.

Securities Related Risks

Trading on the OTCQB Venture Market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB Venture Market operated by the OTC Markets Group Inc. Trading in stock quoted on the OTCQB market is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB market is not a stock exchange, and trading of securities on the OTCQB market is often more sporadic than the trading of securities listed on a stock exchange like the NASDAQ Stock Market (the “NASDAQ”) or the New York Stock Exchange (the “NYSE”). Accordingly, our stockholders may have difficulty reselling any of their shares.

We may be unable to relist our common stock on the NASDAQ or any other exchange.

If the Board of Directors determines that it is in the best interests of the Company to resume trading our common stock on the NASDAQ or trading on another stock exchange if and when we meet the applicable listing requirements, we will need to reapply to the NASDAQ or apply to such other exchange to have our stock listed. The application process can be lengthy, and there is no assurance that the NASDAQ or such other exchange will relist our common stock. If we are unable to relist our common stock, or even if our common stock is relisted, no assurance can be provided that an active trading market will develop or, if one develops, will continue.

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

We may be subject to price risk associated with our equity securities and fixed-maturity debt securities portfolio and loans involved in our real estate operations.

We are exposed to market risks and fluctuations primarily through changes in fair value of available-for-sale fixed-maturity and equity securities which the Company holds. As of February 2019, our Asset Manager exclusively manages our securities portfolio, and is required under the Management Agreement to adhere to an investment strategy approved by our Board of Directors’ Asset Management Committee, which sets restrictions on the amount of certain securities and other assets that we may acquire and on our overall investment strategy.

Market prices for fixed maturity and equity securities are subject to fluctuation; as a result, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Because our fixed-maturity and equity securities are classified as available-for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects an “other-than-temporary” impairment.

We are also subject to risks and fluctuations in the market prices in the real estate market based on the secured real estate loans and assets that we hold as a part of our real estate operations. As a result, the amount that we may be able to realize upon default of any of our loans collateralized by real property may significantly differ from the reported value.

To the extent payment-in-kind (“PIK”) interest constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Certain of our investments include PIK interest arrangements, which represent contractual interest added to loan balances and due at the end of each loan’s term. To the extent PIK interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	The higher interest rates of PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•	Even if the accounting conditions for income accrual are met, the borrower could still default at the maturity of the obligation.
•	PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.

We are exposed to financial risks that may be partially mitigated, but cannot be eliminated, by our hedging activities, which carry their own risk.

We may use financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in the market, fluctuations in foreign currencies, or for other reasons that we deem appropriate. The success of our hedging strategy will be subject to our ability to assess counterparty risk correctly, along with our ability to continually recalculate, readjust, and execute hedges in an efficient and timely manner. Thus, though we may enter into these types of transactions to seek to reduce risks, unanticipated events may create a more negative consequence than if we had not engaged in any such hedging transactions. Any failure to manage our hedging positions properly or inability to enter into hedging instruments upon acceptable terms could affect our financial condition and results of operations.

Real Estate Risks

Because real estate assets are relatively illiquid, we may not be able to diversify, liquidate, or monetize our real estate portfolio in response to changes in economic and other relevant conditions, which may result in losses. The illiquidity of our real estate portfolio may also result in our seeking financing in order to expand our operations while maintaining sufficient liquid assets to execute our business plan.

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

We may decide to participate in real estate transactions and other strategic opportunities in which we have limited or no prior experience. When engaging in such transactions, we may not be successful in our due diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate, and we may expose ourselves to unknown substantial risks. Furthermore, engaging in unfamiliar transactions may require additional management time and attention relative to transactions with which we are more familiar. All of these factors increase our risk of loss.

Management Agreement Risks

Failure of the Asset Manager to perform its obligations to us effectively could have an adverse effect on our business and performance.

We have engaged the Asset Manager to provide asset management and other services to us pursuant to the Management Agreement. Our ability to achieve investment and business objectives will be impacted by the performance of the Asset Manager and its ability to provide us with asset management and other services. If, for any reason, the Asset Manager is unable to perform such services at the level we require or expect, our business operations and financial performance may be adversely affected.

The fee structure with the Asset Manager could encourage the Asset Manager to invest our assets in riskier investments.

The Asset Manager has discretionary management authority over our portfolio of publicly traded securities, subject to our investment policy and subject to oversight of the Asset Management Committee and Board of Directors. The Asset Manager has the ability to earn a management fee paid through cash-settled stock appreciation rights that vest upon designated changes in control. The management fee is calculated based on the value of our total assets, which may create incentive for our Asset Manager to invest, to the extent permitted by our investment policy, in investments with higher yield potential that are generally riskier or more speculative, or sell an investment prematurely for a gain, in an effort to increase our short-term net income and thereby increase the fee to which it is entitled. If our interests and those of the Asset Manager are not aligned, the execution of our business plan and results of operations could be adversely affected, which could materially and adversely affect the market price of our common stock.

The Asset Manager may not be successful in equitably allocating investment opportunities among its managed accounts.

The Management Agreement requires the Asset Manager to act in a fair and reasonable manner in allocating investment and trading opportunities among our account and any other accounts managed by the Asset Manager or any of its affiliates. Specifically, the Asset Manager is charged with (i) considering participation of our account in all appropriate opportunities within the purpose and scope of our objectives that are under consideration for the accounts of other clients of the Asset Manager or any of its affiliates, (ii) executing orders on an equitable basis whenever it would be appropriate for our account and the Asset Manager’s other managed accounts to participate in an investment opportunity and (iii) causing our account to pay or receive a price that is no less favorable than the average of the prices paid by the Asset Manager’s other managed accounts. However, there is no assurance that the Asset Manager will be able to eliminate any conflicts of interest arising from the allocation of investment opportunities. In addition, the Asset Manager assists with the Company’s identification of target businesses and assets for acquisition. The Asset Manager may identify target operating businesses and assets that would be appropriate for acquisition by us and by other entities managed by the Asset Manager and, after consideration of relevant factors, the Asset Manager may determine the target opportunity is more suitable for us or a different entity.

The Asset Manager manages our portfolio pursuant to broad investment guidelines, and the Board of Directors and Asset Management Committee do not approve each investment and financing decision made by the Asset Manager unless required by our investment guidelines.

Pursuant to the Management Agreement, the Asset Manager has exclusive authority to manage the Company’s securities investment portfolio pursuant to the parameters set in our investment guidelines. Our Board of Directors periodically reviews our investment guidelines but does not, and is not required to, review of all our proposed investments except in certain circumstances outlined in the investment guidelines. While the Asset Manager is required to provide reporting of transactions undertaken on our behalf, those transactions may be costly, difficult, or impossible to unwind by the time they are reviewed by the Board of Directors. Our Asset Manager has flexibility within the broad parameters of our investment guidelines in determining the types and amounts of investments in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our business and results.

MCA Risks

We participate in the MCA industry, which presents unique risks.

During the fiscal year ended June 30, 2019, we first acquired certain MCA assets from an MCA originator and funder that is a leader in the MCA sector. We continue to participate in MCA activity. The MCA activity presents unique risks, including the illiquidity of the cash advances; our critical reliance on certain individuals to operate the business; collection issues and challenges given that the MCAs are generally non-recourse; and sensitivity to general economic and regulatory conditions.

An increase in merchant non-payment may reduce our overall profitability and historical merchant default rates may not be indicative of future results.

Rates at which merchants do not repay amounts owed under MCA transactions may be significantly affected by economic downturns or general economic conditions beyond our control or beyond the control of the merchants who repay the amounts advanced based on the volume of their revenue streams. Merchant nonpayment rates may increase due to factors such as the level of consumer and business confidence, the value of the U.S. dollar, changes in consumer and business spending, the number of personal and business bankruptcies, and other factors. While we do not transact directly with merchants, we have purchased participation interests in MCAs through funders that directly advance funding amounts to merchants, and the returns received for those participation interests are at risk if merchants do not complete repayment. Additionally, the fees obtained by LMCS for its administrative and servicing functions to funders and syndicate participants may be negatively impacted if merchant nonpayment rates are higher than the historical rates.

Our allowance for MCA losses is determined based upon both objective and subjective factors and may not be adequate to absorb any actual MCA losses.

We face the risk that merchants will fail to repay advances made in MCA transactions. We reserve for such losses by establishing an allowance for MCA losses, the increase of which results in a reduction of our earnings as we record a provision expense for MCA losses. We have established an evaluation process designed to determine the adequacy of our allowance for MCA losses. While this evaluation process uses historical and other objective information, it is also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast and, as a result, there can be no assurance that our allowance for MCA losses will be sufficient to absorb any actual losses or to prevent a material adverse effect on our business financial condition and results of operations.

We have a limited history in an evolving MCA industry which makes it difficult to evaluate future prospects and risk.

Because of the rapidly-evolving nature of the MCA industry, even though we have conducted due diligence and engaged employees, consultants, and advisors with MCA expertise and experience, adequate assessment of future prospects and risk management regarding the MCA business may still prove challenging. These risks and difficulties include our ability to:

•	manage our growth potential to achieve desired profitability but with adequate provisions to mitigate risk;
•	maintain or increase our syndicate network of syndicate participants and funders;

•	develop and deploy new MCA-related services to provide additional services to, and receive additional compensation from, our existing network,
•	develop and deploy new MCA-related services that will attract a wider network and enable us to compete favorably;
•	compete with other companies that are in or entering the MCA market and that may provide similar or expanded services;
•	successfully mitigate against fluctuations in the economic market that impact the MCA industry;
•	effectively determine proper expansion to any additional jurisdictions, including international jurisdictions; and
•	successfully evaluate and continue to modify the MCA business under the relevant regulatory scheme.

We may not be able to address these risks and difficulties successfully, which could harm our business and operating results.

If we decide to expand our MCA business domestically or internationally, we may be exposed to substantially greater business and regulatory risk that negatively impacts the results of our operations.

We currently operate the MCA business primarily in the United States, in the state of New York, with some limited MCAs funded in Australia, but we may seek to expand our business further throughout the United States and internationally. Such expansion could subject our business to substantial risks including:

•	necessary changes to the operations of the MCA business to accommodate varying state and international regulations, customs, and economic conditions and needs;
•	competition with service providers that have greater experience in the local markets than we do or pre-existing relationships that provide significant leverage;
•	difficulties in providing adequate staffing and managing operations in different locales;
•	potentially conflicting and evolving laws and regulations within different jurisdictions;
•	risks of transacting in foreign currencies and the associated exposure;
•	difficulties of reconciling different taxing regimes; and
•	regional economic and political conditions.

The MCA industry may become highly regulated and regulations may continue to vary widely as the MCA industry starts to become less concentrated in certain areas and more widely accessible across the United States and international territories.

Over the last few years, as the MCA industry has grown, state and federal regulators and other policymaking entities have taken an increased interest in the industry. As a result, the industry has been subject to increased regulatory scrutiny. In 2018, for example, the California legislature passed a law, SB 1235, requiring MCA originators to provide truth-in-lending type disclosures. State and federal regulators have also begun investigating the industry and exploring whether additional laws and regulations are needed to manage this evolving industry. These investigations may result in legislative, regulatory, or enforcement initiatives that could impact our business operations if the initiatives result in new laws, regulations, or enforcement priorities. We may not be able to forecast new laws or regulations, or changes in regulatory or judicial interpretations of laws or regulations, that may result from these investigations, and any additional regulatory compliance may require us to modify our business operations in a manner that negatively impacts the results of our operations.

In addition, if new laws and regulations, or changes in regulatory or judicial interpretations of laws or regulations, are imposed inconsistently, in terms of their manner and timing, across the jurisdictions in which our MCA business operates, this may create greater difficulty and expense in satisfying our regulatory compliance requirements. It may also result in conflicting requirements between different jurisdictions. While our MCA-related contracts typically contain “choice of law” provisions, the parties’ choice of law is not guaranteed to be recognized and respected by a court depending upon the facts and circumstances considered to be determinative by the relevant court. If the law of a state or jurisdiction is applied that is different from our selected choice of law, or if court or other judicial bodies render decisions that change the way applicable laws are applied with respect to the MCA industry, we may be subject to unanticipated laws and regulations that require additional expenses and resources for compliance or incur penalties for any failure to do so that affects our operating and performance results. For example, if courts or other judicial bodies recharacterize our MCAs as loans, then licensing, usury, or other regulatory requirements may apply depending on the jurisdiction, and our transactions could be challenged by regulators, attorneys general or our customers.

A material failure to comply with any such laws or regulations could result in enforcement actions, lawsuits, and penalties, which could materially and adversely affect our business and results

Unauthorized disclosure of merchant data, even if due to a third party’s improper action, could expose us to liability or investigation that would cause us to expend significant time and resources.

As a part of our leads program at LMCS, we connect funders that have been unable to fund all of their merchant applications in order to enable other funders that have available capital to fund those applications. Our agreements with the funders require them to provide representations and warranties that they have obtained the necessary permissions and undertaken any other requirements under applicable law with respect to disclosure of the merchant’s application information before providing such information to other funders. Funders are required under our agreements to indemnify us for any costs we incur due to their breach of these representations and warranties. While we only connect the funders and do not maintain merchant information, we may still be subject to regulatory inquiries and be required to expend significant time and costs in response if any of the funders have not complied with their obligations regarding this information under applicable law. We may also engage in litigation with funders based on breach of their representations and warranties and/or their failure to indemnify us for related costs. Our involvement in any regulatory actions, even if not directed at us, may require us to make significant efforts to change our structure or services, or damage our business and reputation, which could have a negative impact on our operating revenues.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Management considers the facilities listed below to be suitable for the purpose(s) for which they are used.

Location	Principal Use	Segment	Expiration Date of Lease	Approx. Floor Area (Sq. Feet)

4375 River Green Parkway Suite 210 Duluth, Georgia 30096	Corporate Headquarters, Administration	Corporate, real estate, and commercial lending	Through 12/31/2019 unless terminated earlier on ten days’ notice	4,000
90 Broad Street Suite 903 New York, NY 10004	Office of LM Capital Solutions, LLC	MCA	9/29/2022	4,805

Item 3. Legal Proceedings.

We are, from time to time, a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position, or cash flows. We maintain liability insurance with self-insurance limits for certain risks.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a description of the names and ages of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each person’s principal occupations or employment during the past five years. Our executive officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until their earlier resignation or removal.

Wayne Barr, Jr., Chairman of the Board, President, and Chief Executive Officer. Wayne Barr, Jr., age 55, has served as Executive Chairman of the Board, President, and Chief Executive Officer since March 2019. Mr. Barr was elected to the Board of Directors in August 2016 and served as Chairman of the Board from July 2017 until February 2018 and as Chairman and interim CEO and President from February 2018 until February 2019. Mr. Barr’s permanent appointment was confirmed as of March 1, 2019. Mr. Barr has extensive experience in the telecommunications, technology, and real estate sectors, including experience as the managing director of a full-service real estate firm, Alliance Group of NC, LLC. He is also the current principal at Oakleaf Consulting Group, a management consulting firm he founded in 2001. Mr. Barr has held board memberships at numerous companies, including Anacomp, Leap Wireless International, NEON Communications, Globix Corporation, and nanotechnology company Evident Technologies, and currently serves as a director of HC2 Holdings, Inc. (NYSE: HCHC) and Alaska Communications Systems Group, Inc. (NASDAQ: ALSK).

Warren Sutherland, Chief Financial Officer. Mr. Sutherland, age 48, was appointed as Chief Financial Officer of the Company in May 2017. Prior to that, Mr. Sutherland had served as the Company’s Vice President of Sales Operations, Information Technology and Financial Planning & Analysis since 2016. Mr. Sutherland has more than 17 years of financial and operational leadership experience with public and private companies in the high-tech and fin-tech industries. Mr. Sutherland held various financial management positions at the Company from 2000 to 2015, including as its Corporate Controller, and then joined Cardlytics, Inc., a fin-tech company, as Vice President of Financial Planning & Analysis for one year before returning to the Company in mid-2016. Mr. Sutherland began his accounting career as an auditor with Arthur Andersen. He is a certified public accountant and holds a Bachelor of Business Administration in Finance and Master of Accountancy, both from the University of Georgia.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Effective March 27, 2018, our common stock, traded under the symbol “CCUR,” transitioned from trading on the NASDAQ to the OTCQB Venture Market operated by the OTC Markets Group Inc.

As of August 23, 2019, there were 347 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

In fiscal year 2018, we paid two quarterly cash dividends of $0.12 per share of common stock. On October 27, 2017, we announced the Board of Directors’ decision to suspend the Company’s quarterly dividend following the payment of the December 28, 2017 dividend to preserve the Company’s liquidity in connection with the evaluation of potential acquisition targets and alternative uses of the Company’s 2017 sale proceeds and other assets. The Board of Directors will continue to assess our allocation of capital regularly and evaluate whether and when to reinstate the quarterly cash dividend or declare any special dividend.

The following table sets forth information about the shares of the Company’s common stock we repurchased during the three months ended June 30, 2019, as well as remaining shares available for repurchase under the Board’s authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 2019	13,171	$3.35	13,171	401,436
May 2019	20,317	$3.58	20,317	381,119
June 2019	-	$-	-	381,119
Total	33,488	$3.49	33,488	381,119

(1)	On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In February 2019 we completed the purchase of the authorized one million shares, and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases are made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Act. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data.

The information required by this item has been omitted as the Company qualifies as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 7 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein, including in Item 1A. Risk Factors, and under the heading “Cautionary Statement Regarding Forward Looking Statements.”

Overview

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. As of June 30, 2019, we had two existing operating segments: (i) MCA operations, conducted in part through our subsidiary LMCS, and (ii) real estate operations, conducted through our subsidiary Recur and its subsidiaries.2

Prior to January 1, 2018, the Company had historically operated (i) our real-time business consisting of real-time Linux operating system-based software solutions, which we sold in May 2017 to a private equity purchaser, and (ii) our content delivery and storage business consisting of advanced applications focused on storing, protecting, transforming and delivering high value media content, which we sold on December 31, 2017 to Vecima.

2 347 Jetton LLC is the only current subsidiary of Recur. As we continue to invest in additional real estate assets we may create other subsidiaries or affiliates of Recur to hold and manage such assets.

Following the sale of its Real-Time business and Content Delivery business, the Company began developing its real estate operation during the second half of fiscal year 2018. Since commencing our real estate operations, we have made several commercial loans secured by real property. Based on the success of these activities, including the yield characteristics of these loans, access to a consistent volume of attractive real estate transactions, and management’s experience in the real estate industry, we created Recur, a Delaware limited liability company wholly owned by the Company, during the first quarter of our fiscal year 2019. Recur currently provides commercial loans to local, regional, and national builders, developers, and commercial landowners and is also acquiring, owning, and managing a portfolio of real property for development. Recur does not provide consumer mortgages.

In February 2019, through our newly formed subsidiary, LMCS, we acquired the operating assets of Old LuxeMark. Pursuant to the terms of the purchase agreement, the Company holds an 80% interest in LMCS, with the remaining 20% held by Old LuxeMark. Through LMCS, doing business as “LuxeMark Capital,” we manage a connecting network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by such MCA originators to fund the MCAs themselves. LMCS’ daily operations are led by the three Old LuxeMark principals. CCUR provides accounting and legal support to LMCS.

In anticipation of the divestiture of the Company’s historical operations, the Board of Directors established the Investment Committee in October 2017. The Investment Committee was established as a special sub-committee of the Board, for the purpose of considering alternative means to deploy our sale proceeds and other corporate assets to maximize long-term value for our stockholders. During our fiscal year 2019, the Board dissolved the Investment Committee and established an Asset Management Committee as a standing committee of the Board to evaluate strategic opportunities on a long-term basis. In addition to our real estate and MCA operating segments, we actively evaluate acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or establishment of a new operating segment, in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our NOLs. We may also seek additional capital and financing to support the purchase of additional businesses and/or to provide additional working capital to further develop our operating segments. We believe that these activities will enable us to identify, acquire, and grow businesses and assets that will maximize value for all our stockholders.

Results of our Content Delivery business are retrospectively reported as discontinued operations in our consolidated financial statements for all periods presented. Prior fiscal year information has been adjusted to conform to the current fiscal year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 3 – Discontinued Operations for more information regarding results from discontinued operations.

Application of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements. In many cases, the accounting treatment of a transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as accounting policies critical to us:

Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition to the tangible assets acquired, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, we record adjustments to provisional amounts recorded for assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to our consolidated statements of operations. We recognize the fair value of contingent consideration as of the acquisition date as part of the consideration transferred in exchange for an acquired business. The fair value of the contingent consideration is recorded as a liability and remeasured each accounting period, with any resulting change being recorded as an operating income or loss item within the statement of operations.

Revenue Recognition for MCA Syndication Fee Income

We recognize revenue when our performance obligations with our customers have been satisfied. Our performance obligation is to facilitate funding for MCA originators through the LuxeMark Capital syndication network. The performance obligation is satisfied at a point in time when the syndicate participants provide MCA originators with capital by purchasing participation interests in funded MCAs.

We determine the transaction price based on the fixed consideration in our contractual agreements, which do not contain any variable consideration. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to this service. In determining the transaction price, a significant financing component does not exist, since the timing from when we perform this service to when the syndicate participants fund the MCA is less than one year, and we are not paid in advance for the performance of our services.

Valuation of Financial Instruments

We disclose the fair value of our financial instruments according to a fair value hierarchy (Levels 1, 2, and

3, as defined below). ASC 820 “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include use of management estimates.

Our investment portfolio consists of money market funds, domestic and international commercial paper, equity securities, mortgage loans, and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months, which are not classified as held-to-maturity or trading securities, are classified as available-for-sale investments. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in net realized gain on investments. We provide fair value measurement disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement.

We used Level 3 inputs to determine the fair value of our preferred stock investments. The Company has elected the measurement alternative and will record the investments at cost adjusted for observable price changes for an identical or similar investment of the same issuer. Observable price changes and impairment indicators will be assessed each reporting period.

We also used Level 3 inputs to determine the fair value of our contingent consideration and common stock purchase warrants related to the LuxeMark Acquisition (see Note 13 – Acquisitions). The Company used a Monte Carlo simulation technique to value the performance-based contingent consideration and common stock purchase warrants. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. As of June 30, 2019, we used Level 3 inputs to remeasure the fair value of our contingent consideration related to the LuxeMark Acquisition (see Note 13 – Acquisitions). The Company again used a Monte Carlo simulation technique to remeasure the value of the performance-based contingent consideration. The remeasured concluded values represent the means of those results.

Commercial and Mortgage Loans and Loan Losses

We have potential exposure to transaction losses as a result of uncollectability of commercial mortgage and other loans. We base our reserve estimates on prior charge-off history and currently available information that is indicative of a transaction loss. We reflect additions to the reserve in current operating results, while we make charges to the reserve when we incur losses. We reflect recoveries in the reserve for transaction losses as collected.

We have the intent and ability to hold these loans to maturity or payoff and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of June 30, 2019, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

Advances Receivable

In December 2018, we began purchasing participation interests in MCAs from third parties whose principal activity is originating MCAs to small businesses.  In a typical MCA, a merchant sells an amount of its future receivables, expected to be generated from future sales, to an MCA originator (also referred to as a “funder”) at a discount, in exchange for a lump sum payment from the funder.  The merchant then remits a portion of its sales receipts, or an amount equal to this portion, often daily via ACH transfer, until the funder has received the full amount of the future receipts it has purchased.  MCA funders often offer a streamlined application and approval process in connection with the provision of MCAs making them a widely-used alternative financing source for small businesses.  MCAs are not structured as loans or sales of securities; instead, they are structured as sales and purchases of assets, specifically future receivables, and the assignment of related ownership interests.  Small businesses typically seek these advances for working capital purposes to finance their purchase of inventory or equipment, or to address other immediate business needs.

Allowance for MCA credit losses

The allowance for credit losses for MCAs is established at the time of funding through a provision for losses charged to our consolidated statement of operations based on an analysis of our charge-off history and historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection in full of purchased receivables is unlikely. We review our MCA receivables on a regular basis and charge off any MCA receivables for which the merchant has not made a payment in 90 days or more. Subsequent recoveries, if any, are credited to the provision for credit losses on advances. The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. In addition, new facts and circumstances may adversely affect our MCA portfolio resulting in increased delinquencies and losses and could require additional provisions for credit losses, which could impact future periods.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The provision for income taxes is determined using the asset and liability approach for accounting for income taxes. A current liability is recognized for the estimated taxes payable for the current fiscal year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the fiscal year in which the timing differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the consolidated statement of operations. In the case of an acquired or merged entity, we will record any valuation allowance on a deferred tax asset established through purchase accounting procedures as an adjustment to goodwill at the acquisition date. Any subsequent change to a valuation allowance established during purchase accounting that occurs within the measurement period of the acquisition (a period not to exceed 12 months) will also be recorded as an adjustment to goodwill, provided that such a change relates to new information about the facts and circumstances that existed on the acquisition date. All other changes to a valuation allowance established during purchase accounting will flow through the consolidated statement of operations.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. Despite our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. Therefore, an accrual for uncertainty in income taxes is provided for when necessary. If we have accruals for uncertainty in income taxes, these accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in uncertainty in income taxes. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty. Therefore, our assessments can involve both a series of complex judgments about future events and reliance on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. In determining whether or not a valuation allowance for deferred tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses, currently available information about future tax years, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback tax years if carryback is permitted under the tax law, and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of June 30, 2019, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions, except for the $0.5 million AMT credit carryforward that is now considered refundable after the enactment of the TCJA. We do not have sufficient evidence of future income to conclude that it is more likely than not the Company will realize its entire deferred tax inventory in any of its jurisdictions (United States and Germany). Therefore, we have recognized a full valuation allowance on the Company’s net deferred tax assets. We reevaluate our conclusions quarterly regarding the valuation allowance and will make appropriate adjustments as necessary in the period in which significant changes occur.

TCJA

The TCJA included numerous changes to the U.S. tax code that could affect our business, such as the reduction in the U.S. federal corporate tax rate from 34% to 21% and the one-time Transition Tax on the deemed repatriation of foreign subsidiaries’ earnings. As a result, as of June 30, 2018, we provided an $8.9 million provisional estimate of the impact of the reduction in the United States federal corporate tax rate on our deferred tax balances. Due to our full valuation allowance position in the United States, except for the $0.5 million AMT credit carryforward, this provisional impact did not have a significant impact on our consolidated financial statements for fiscal year 2018. We have determined that no Transition Tax will be owed due to the ability to offset the earnings of foreign subsidiaries with the losses from unprofitable foreign subsidiaries.

As a result of the TCJA, we have reassessed our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such foreign earnings outside the United States, we would have to adjust the income tax provision in the period such determination is made. The Company currently has an immaterial amount of cash available for repatriation of less than $10 thousand. After the TCJA, there should be no material federal income taxes that would be due upon repatriation. Any other impact, such as withholding tax, state taxes, or foreign exchange rate changes, should be immaterial based on the amount of cash held overseas.

These TCJA changes have no impact on the Company’s ability to utilize the federal NOL carryforwards as of June 30, 2019.  Just as before the TCJA, our ability to utilize the $56.8 million of federal NOLs at June 30, 2019 depends on our ability to generate income in future periods.  These NOLs expire beginning in fiscal year 2021 and continuing through fiscal year 2037.

Defined-Benefit Pension Plan

We maintain defined-benefit pension plans (the “Pension Plans”) for a number of former employees of our German subsidiary (“participants”). In 1998, the Pension Plans were closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by the Company. The Pension Plans provide benefits to be paid to all participants at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to participants’ services to date. The determination of our Pension Plans’ benefit obligations and expenses is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate and the weighted average expected rate of return on plan assets. To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Results of Operations

We recognize revenue in accordance with the appropriate accounting guidance as described in our critical accounting policies. MCA revenue includes income from the discount at which we provide advances on future merchant receivables, as well as fees earned for sourcing both syndication capital and merchant leads for MCA funders. We generate revenue from interest on loans by entering into commercial loan agreements to fund third party funders in the MCA industry and real estate industry.

Sales and marketing expenses consist primarily of commissions, travel, employee salaries, benefits, and consulting fees.

General and administrative expenses consist primarily of salaries, benefits, overhead, management travel, administrative personnel, rent, information systems, insurance, accounting, legal services, board of director fees and expenses, and other professional services.

Other interest income is earned on cash overnight sweep accounts and money market deposits, as well as investments in commercial paper and debt securities. Interest income also includes accretion of discounts for which we purchased debt securities whereby such discount is amortized over the term of the debt security to its commitment value that will be due on the maturity date, as well as early repayment. Additionally, we earn PIK interest from one of our debt securities whereby interest is paid in the form of an increase in the commitment value due from the debt security issuer on the maturity date.

Fiscal Year 2019 in Comparison to Fiscal Year 2018

MCA Income. In December 2018, we began participating in the MCA industry by indirectly advancing funds to merchants through third-party originators. We generated $1.7 million of revenue from MCA fundings during our fiscal year ended June 30, 2019 and expect to fund additional MCAs in the future. Furthermore, we earned $0.8 million of syndication fee revenue from sourcing syndication capital and merchant leads for the MCA industry during the latter half of our fiscal year 2019, which we derived from our 80% interest in our subsidiary, LMCS, which acquired the operating assets of Old LuxeMark in February 2019.

Interest on Loans. We created Recur, a wholly owned subsidiary of the Company, during the first quarter of our fiscal year 2019. Through Recur, we conduct, hold, and manage our existing and future real estate operations. During our fiscal year ended June 30, 2019, we had outstanding principal balances loaned to six borrowers secured by commercial real estate and one borrower whose loan was secured by its accounts receivable and other business assets. Additionally, as part of our MCA business we originated a $2.8 million term loan to an MCA originator so that it may fund additional cash advances. Loans from our mortgage and commercial lending portfolio, and loans from our MCA business collectively, earned an annualized rate of 15.4% during our fiscal year 2019. We do not expect to continue earning at this rate in the future, as our fiscal year 2019 yield on commercial loans was positively impacted by (i) default rate interest paid by one of our mortgage borrowers and (ii) three loans that were paid off during the period, ahead of the agreed upon loan term, and consequently incurred incremental interest in the form of early payment fees. Segment information for interest income on loans is as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

Loans to MCA originators	117	$-
All other mortgage and commercial loans	859	54
Interest income on loans	$976	$54

Sales and Marketing Expenses. During the third quarter of our fiscal year 2019, we began incurring sales and marketing expenses attributable to new business development resources that are focused on augmenting our current businesses and identifying potential new businesses. We incurred $0.1 million of these business development costs during our fiscal year ended June 30, 2019, which are reported as part of our corporate operating expenses. Additionally, the principals of Old LuxeMark, who now lead the LMCS daily operations following closing of the LuxeMark Acquisition, are predominantly focused on generating incremental syndication fees and other MCA income for our MCA operations segment. As a result, our MCA operations segment incurred $0.4 million of sales and marketing expenses during our fiscal year 2019.

General and Administrative Expenses. General and administrative expenses were $3.2 million for our fiscal year ended June 30, 2019, a $4.1 million, or 56%, decrease from our fiscal year ended June 30, 2018. This decrease was primarily due to:

•	a $1.9 million decrease in stock-based compensation expense, primarily resulting from the full vesting of all stock compensation in the prior fiscal year that was triggered by the sale of the Content Delivery business on December 31, 2017;
•	a $0.8 million decrease in bonuses due primarily to the non-recurring bonuses paid in the fiscal year ended June 30, 2018 for the completion of the sale of the Content Delivery business, and secondarily for annual incentive plan bonuses for operating results for the first half of our fiscal year 2018;
•	a $0.6 million decrease in severance primarily related to our former Chief Executive Officer, who was terminated in conjunction with the sale of the Content Delivery business on December 31, 2017;
•	a $0.4 million reduction in legal and accounting fees resulting from a reduction of operating complexity and a change in service providers;
•	a $0.3 million decrease in Board fees. In the fiscal year ended June 30, 2018, we incurred fees attributable to the resignation of three of our independent directors that did not recur in the fiscal year ended June 30, 2019. Additionally, in the fiscal year ended June 30, 2018, we reduced certain recurring Board fees for our remaining Board members.
•	a $0.2 million decrease in personnel costs, as we have reduced the number of employees from continuing operations subsequent to the sale of the Content Delivery business; and
•	a $0.1 million decrease in insurance expenses resulting from a reduction of operating complexity.

Partially offsetting these decreases in expenses, during our fiscal year 2019 we incurred $0.3 million of incremental legal and accounting fees in connection with the consummation of the LuxeMark Acquisition.

Change in Fair Value of Contingent Consideration. During our fiscal year 2019, we recorded $0.7 million of incremental expenses related to our estimated contingent consideration payments to Old LuxeMark. The increase in estimated contingent consideration payments associated with the LuxeMark Acquisition resulted from updated estimates regarding the LuxeMark Acquisition. The new estimates are expected to impact our projected income for our MCA business favorably, and consequently increased our estimate of contingent consideration payable.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/funder relationships. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019 and no impairments of intangible assets were identified as of June 30, 2019.

Provision for Credit Losses. We record a provision for credit losses specifically for the MCAs that we participate in funding through third party originators. The allowance for credit losses for MCAs is established at the time of investment through a provision for losses charged to our consolidated statement of operations based on historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection of outstanding principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. During the fiscal year ended June 30, 2019, $1.6 million was provided for losses.

Other Interest Income. Other interest income includes interest from investments that are not a part of our real estate operations or any other commercial loans that we may originate or otherwise acquire. Other interest income specifically includes interest earned on cash and money market balances, repurchase agreements (“repos”) and investments in debt securities. The components of our interest income for our fiscal years ended June 30, 2019 and 2018 are as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

Interest from cash deposits, repos, commercial paper and debt securities	$1,873	$641
Accretion of discounts on purchased debt securities	1,679	381
Payment-in-kind interest	864	367
Other interest income	$4,416	$1,389

Our fiscal year 2019 other interest income increased by $3.0 million, or 218.0%, compared to the prior fiscal year, due to the following:

•	benefiting from a full fiscal year of investing the proceeds from the sale of the Content Delivery business in December 2017;
•	increasing interest rates on cash equivalent and repo balances;
•	investment in higher yielding debt securities during the current fiscal year; and
•	accretion of discounts on purchased debt securities.

Dividend Income. In the second half of our fiscal year 2018 we began investing a portion of our business sale proceeds in equity securities, some of which declared and paid dividends during our fiscal year 2019.

Net Realized Gain on Investments. During our fiscal year 2019, we sold investments in certain debt and equity securities for which we recognized an aggregate of $0.5 million of net realized gains.

Unrealized Loss on Equity Securities, Net. In the latter half of our fiscal year 2018, we began investing a portion of our business sale proceeds in equity securities. Upon our adoption of ASU No. 2016-01 on July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statement of operations as a net unrealized gain (loss) on investments. During fiscal year 2019, we recorded $1.8 million of unrealized losses on investments within our consolidated statement of operations as a fair value adjustment to our equity securities investments. We utilized a modified retrospective approach to adopt the new guidance effective July 1, 2018. The impact related to the change in accounting for equity securities for our fiscal year ended June 30, 2018 was $0.3 million of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

Income Tax Provision (Benefit). We reported $40,000 of income tax expense for our fiscal year 2019, primarily due to income earned in states where we do not have NOLs available to offset taxable income. Our available federal NOLs offset any taxable income for our fiscal year 2019, resulting in no net federal income tax expense for the current fiscal year.

We recorded a consolidated income tax benefit of $1.0 million for our fiscal year 2018. The domestic income tax benefit was primarily due to the favorable impact of the TCJA that was enacted on December 22, 2017, specifically regarding refundability of previously paid AMT incurred for our fiscal year 2018 and prior fiscal year periods.

Income from Discontinued Operations, Net of Income Taxes. We sold our Content Delivery business on December 31, 2017. Our fiscal 2018 income from discontinued operations, net of income taxes, includes the financial results of our Content Delivery business for the period from July 1, 2017 and through December 31, 2017. Included in our fiscal year 2018 income from discontinued operations, net of income taxes of $22.8 million, is the recognition of a $22.6 million pre-tax gain on the sale of the Content Delivery business. The gain on the sale of the Content Delivery business also reflects $1.8 million of third-party transaction-related expenses as a result of the disposition for the fiscal year ended June 30, 2018.

We recorded $0.8 million of income tax expense within our Discontinued Operations during our fiscal year 2018. The income tax expense is primarily related to U.S. AMT, U.S. state income tax expense, and foreign income tax expense in jurisdictions where we do not have available NOLs. We had adequate federal NOLs available to offset the taxable income generated by the sale of our Content Delivery business during the fiscal year ended June 30, 2018; however, we did not have adequate state NOLs to offset all of our taxable state income generated by the sale of our Content Delivery business.

Liquidity and Capital Resources

Our future liquidity will be affected by, among other things:

•	our future access to capital;
•	our exploration and evaluation of strategic alternatives and development of new operating assets;
•	our ability to collect on our commercial loans and advances receivable;
•	the liquidity and fair value of our debt and equity securities;
•	our ongoing operating expenses; and
•	potential liquidation of the Company pursuant to an organized plan of liquidation.

Uses and Sources of Cash

Cash Flows from Operating Activities

We generated $1.8 million and used $8.2 million of cash for operating activities during our fiscal years ended June 30, 2019 and 2018, respectively. Operating cash generated during our fiscal year 2019 was primarily attributable to cash generated by our operations exceeding our operating costs. Operating cash usage during fiscal year 2018 was primarily attributable to the timing of payments made against our accounts payable to settle both fiscal year 2018 and 2017 transaction costs related to the sale of our calendar year 2017 operating businesses, as well as losses from continuing operations in fiscal year 2018.

Cash Flows from Investing Activities

During our fiscal year ended June 30, 2019 we used $26.8 million of cash, net, for investing activities.

We funded $8.3 million of commercial loans, $5.6 million of which were mortgage loans through our real estate operating subsidiary, Recur. Our mortgage loans typically require interest-only payments until maturity or payoff. We received $5.8 million from principal payments during our fiscal year 2019, as four loans were paid off during the period. We also funded a $2.8 million loan to an MCA originator during the period.

In fiscal year 2019, we entered into an arrangement with certain MCA originators to participate in funding MCA originations. We made initial advances of $8.0 million to one originator, who in turn advanced these funds to merchants as part of a syndication. As merchant receivables have been collected, we have used the collected funds to fund additional MCAs. Through June 30, 2019, we have funded $18.1 million in MCAs (including the original $8.0 million) and collected $9.8 million of merchant receivables as repayment for these advances. Additionally, we provided $4.8 million of cash advances to an aviation business to fund deposits required for aircraft purchases for up to six months, in exchange for paying us an upfront fee. We collected $2.0 million of these aviation advances during our fiscal year 2019. As of June 30, 2019, we have $9.4 million of advances receivable still deployed, net of a $0.7 million provision for credit losses.

We acquired the assets of Old LuxeMark through our subsidiary, LMCS, and retained an 80% interest in LMCS in exchange for an initial payment of $1.2 million during the fiscal year ended June 30, 2019 and the issuance of a 20% interest in LMCS to Old LuxeMark. Additionally, the Purchase Agreement requires the Company to pay to Old LuxeMark four earnout payments of up to $1,000,000 each if fully earned through the achievement of agreed-upon distributable net income (“DNI”) thresholds. The earnout payments are calculated based on DNI for each of the calendar years ending on December 31, 2019, 2020, 2021, and 2022, and any such payments earned would likely be paid in the third quarters of our fiscal years 2020, 2021, 2022, and 2023.

As part of our real estate operations we acquired land in the amount of $3.3 million for the purpose of development. The acquisition costs include costs to acquire the land, including interest and other expenses that have been capitalized as part of the purchase price.

Our remaining investing activities consisted of $22.2 million in purchases and $12.0 million in maturities or sales of debt and equity securities for the purpose of funding our operating expenses as we continue to evolve our real estate and MCA operating businesses and actively search for additional operating businesses to acquire, as well as collection of the $1.45 million of proceeds from the sale of the Content Delivery business held in escrow until January 2, 2019.

During our 2018 fiscal year, we completed the sale of the Content Delivery business and other related assets for a purchase price of $29 million (subject to an adjustment for net working capital). The sale included the Content Delivery business assets and related liabilities in the United States, United Kingdom, and Germany, as well as the sale of all equity in our Japanese subsidiary. Proceeds from the sale were paid to us as follows: (i) $28.3 million cash during the fiscal year ended June 30, 2018 and (ii) $1.45 million placed in escrow as security for the Company’s indemnification obligations to Vecima that may have arisen through December 31, 2018 (less any portion used to make indemnification payments to Vecima). The full $1.45 million of funds placed in escrow were transferred to us in January 2019.

We invested $0.3 million in property and equipment during the fiscal year ended June 30, 2018. These capital additions were primarily related to: (i) development and test equipment for the Content Delivery business development groups and (ii) demonstration systems used by our sales and marketing group.

During fiscal year 2018, we generated $18.8 million of cash from the maturity of available-for-sale securities, $8.0 million from the collection of a short-term mortgage loan, and $2.0 million from the collection of funds held in escrow for one year subsequent to the prior year sale of our Real Time business. During the same period, we invested $32.4 million in available-for-sale and trading investments and $12.4 million in mortgage loans that we originated or purchased, including $1.4 million in a deposit on a mortgage loan for a mortgage loan that closed after the reporting period. Subsequent to the sale of our Content Delivery business, we broadened our investment portfolio and assets to include corporate debt and equity securities, as well as mortgage loans that will be a part of the developing and expanding real estate operations managed through Recur. This shift in investments was for the purpose of improving our return on the proceeds from the recent sales of our prior calendar year 2017 operating businesses while we evaluated strategic alternatives.

Cash Flows from Financing Activities

On March 5, 2018, we announced that the Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock.  In January 2019, we completed the purchase of the authorized one million shares.  On February 11, 2019, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new share repurchase program that replaces and supersedes the prior share repurchase program.  Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act.  Under our stock repurchase plan, we repurchased and retired 378,421 and 740,460 shares of the Company’s common stock in fiscal years 2019 and 2018 respectively, leaving 381,119 eligible shares for repurchase under the announced plan as of June 30, 2019.

In addition to shares repurchased under our stock repurchase plan, on January 2, 2018, we purchased 41,566 shares from certain non-Section 16 employees whose shares vested triggered by the sale of our Content Delivery business on December 31, 2017.  The $0.2 million repurchase of shares was approved by the Board of Directors on a one-time basis to facilitate employees’ payment of payroll withholding taxes due upon vesting of the shares.  Shares were repurchased from employees only to the extent required to fund minimum required withholding taxes based on the closing price nearest to the December 31, 2017 vest date. In aggregate we paid $1.4 million and $4.0 million to repurchase our stock in fiscal year 2019 and 2018, respectively.

In fiscal year 2019, we entered into an 18-month, $1.6 million term loan with a commercial bank to finance part of a land purchase by our real estate segment for the purpose of developing and reselling the land. The term loan has a 5.25% interest rate with interest only payments due monthly. All principal and any unpaid interest are due in full upon maturity in November 2020.

In our fiscal year 2018, we paid two quarterly cash dividends, each for $0.12 per share. We also paid less than $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during the fiscal year. Additionally, in January 2018, as a result of the acceleration of vesting of substantially all of our previously unvested restricted stock triggered by the sale of our Content Delivery business, we paid $0.3 million of previously accrued dividends in January 2018. On October 27, 2017, we announced the Board of Directors’ decision to suspend future dividends after the payment of the December 2017 quarterly dividend while the Board of Directors and its Investment Committee consider potential acquisition targets and alternative uses of our continuing assets.

Liquidity

We had working capital (current assets, less current liabilities) of $48.8 million at June 30, 2019, compared to working capital of $55.3 million at June 30, 2018. At June 30, 2019, we had no material commitments for capital expenditures.

As of June 30, 2019, less than 0.1% of our cash was in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities, and available-for-sale investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2019.

Recent Accounting Guidance

Recently Issued and Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there is no longer a requirement to assess equity securities for impairment since such securities are now measured at fair value through net income. We utilized a modified retrospective approach to adopt the new guidance effective July 1, 2018. The impact related to the change in accounting for equity securities for our fiscal year ended June 30, 2018 was $0.3 million of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”), on the recognition of lease assets and lease liabilities on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to the recognition of lease assets and lease liabilities. We early adopted the new guidance effective for our fiscal year ended June 30, 2019 as further disclosed in Note 15 to these financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products and replaced it with a principle-based approach for determining revenue recognition. ASU 2014-09 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was effective for us on July 1, 2018, and we adopted the guidance prospectively. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. Under the guidance, the measurement of equity-classified non-employee awards will be fixed at the grant date. The guidance is effective for public companies in annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance. We adopted ASU 2018-07 effective July 1, 2018, and it did not have a material impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805) (“ASU 2017 01”), which clarifies the definition of a business.  For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs.  Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business.  The issuance of ASU 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business.  Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business.  The amendments contained in ASU 2017-01 are effective for annual periods beginning after December 15, 2017 and may be early adopted for certain transactions that have occurred before the effective date, but only when the underlying transaction has not been reported in the financial statements that have been issued or made available for issuance.  We adopted ASU 2017-01 effective July 1, 2018, and it did not have a material impact on our consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award.  ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718.  ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and for interim periods therein.  Early adoption is permitted.  We adopted ASU 2017-09 effective July 1, 2018, and it did not have a material impact on our consolidated financial statements or disclosures.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (the “CECL model”). Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications, unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. ASU 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019 for all public business entities that are SEC filers. Early application is permitted as of the annual reporting periods beginning after December 15, 2018, including interim periods within those periods. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are evaluating the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments. We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30-day comment period. The Company is currently a smaller reporting company, and if this proposal is approved and becomes effective, our expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent United States federal tax reforms to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 based on criteria established in “Internal Control—Integrated Framework” (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

CCUR Holdings will file with the SEC a definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after the close of its fiscal year ended June 30, 2019. The information required by this item with respect to the Company’s executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

The other information required by this item is furnished by incorporation by reference to the information under the headings “Election of Directors” and “Corporate Governance and Committees of the Board” in the Proxy Statement.

We have adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is posted on the Corporate Governance page of our website (www.ccurholdings.com), under the ‘Company’ tab, then ‘Investors,’ then Corporate Governance. We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on the Corporate Governance page of our website (www.ccurholdings.com), under the ‘Company’ tab, then ‘Investors,’ then ‘Corporate Governance’.

Item 11. Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the headings “Compensation Discussion and Analysis” and “Compensation of Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is furnished by incorporation by reference to the information under the headings “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is furnished by incorporation by reference to the information under the headings “Certain Relationships and Related Party Transactions” and “Election of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is furnished by incorporation by reference to the information under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed as Part of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2019 and 2018

Consolidated Statements of Operations for the fiscal years ended June 30, 2019 and 2018

Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended June 30, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2019 and 2018

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019 and 2018

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule IV – Mortgage Loans on Real Estate

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material, or required.

(3) Exhibits

Exhibit	Description of Document

2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2017).

2.2	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2017).

2.3	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2017).

2.4	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Proxy on Form DEFR14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011 (File No. 000-13150)).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002) (File No. 000-13150).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.14	Certificate of Amendment to Restated Certificate of Incorporation dated as of November 8, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-13150)).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 001-37706)).

4.3	Description of Common Stock

10.1†	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 000-13150)).

10.2†	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-82686)).

10.3†	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Company’s Proxy Statement dated September 19, 2001 (File No. 000-13150)).

10.4†	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-125974)).

10.5†	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Company’s Current Report on Form 8-K dated June 24, 2005 (File No. 000-13150)).

10.6†	Form of Non-Qualified Stock Option Agreement between the Company and its executive officers (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 000-13150)).

10.7†	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2007 (File No. 000-13150)).

10.8†	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Company’s Proxy Statement dated September 12, 2011 (File No. 000-13150)).

10.9	Concurrent Computer Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company Proxy Statement dated September 10, 2014).

10.10†	Employment Agreement, dated November 18, 2014, between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2014).

10.11†	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 26, 2015).

10.12†	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2015).

10.13	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

10.14	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2016).

10.15	Amendment to Tax Asset Preservation Plan, dated as of October 13, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2016).

10.16†	Amendment to Employment Agreement dated September 1, 2016 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2016).

10.17†	Employment Agreement, dated May 15, 2017, between Concurrent Computer Corporation and Warren Sutherland (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.18†	Separation Agreement dated May 15, 2017, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.19	Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of October 26, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 27, 2017).

10.20†	Separation and Consulting Agreement and General Release of Claims between the Company and Derek Elder, dated as of December 31, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.21	Consulting Agreement between the Company and Spartan Advisors, Inc., dated as of January 1, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.22†	First Amendment to Employment Agreement dated January 30, 2018 between CCUR Holdings, Inc. and Warren Sutherland (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2018).

10.23	Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of February 15, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 15, 2018).

10.24†	CCUR Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.25†	Consulting Agreement between CCUR Holdings, Inc. and Wayne Barr, Jr. dated as of February 13, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.26	Second Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of April 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2018).

10.27	Third Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of May 10, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2018).

10.28†	CCUR Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 15, 2018).

10.29†	2019 CCUR Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 9, 2019).

10.30†	Second Amendment to Employment Agreement between the Company and Warren Sutherland, dated as of January 1, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 9, 2019).

10.31†	Employment Agreement by and between the Company and Wayne Barr, Jr., effective as of March 1, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2019).

10.32	Asset Purchase Agreement by and among LuxeMark Capital LLC, LM Capital Solutions, LLC, Avraham Zeines, Oskar Kowalski and Kamil Blaszczak, dated as of February 13, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2019).

10.33	Management Agreement by and between the Company and CIDM LLC, dated as of February 14, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2019).

10.34	First Amendment to Management Agreement between CCUR Holdings, Inc. and CIDM LLC, dated as of May 8, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2019).

21.1*	List of Subsidiaries.

23.1*	Consent of Marcum LLP.

31.1*	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

* Filed herewith

** Furnished herewith

† Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

CCUR HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Consolidated Financial Statements and Supplementary Data

Fiscal Year Ended June 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
CCUR Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CCUR Holdings, Inc. (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2019, and the related notes and Schedule IV – Mortgage Loans on Real Estate (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

August 28, 2019

CCUR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,083	$32,992
Equity securities, fair value	7,405	6,629
Fixed maturity securities, available-for-sale, fair value	20,393	13,381
Current maturities of mortgage and commercial loans receivable	3,184	700
Receivable from sale of Content Delivery business held in escrow	-	1,450
Advances receivable, net	9,389	-
Prepaid expenses and other current assets	1,779	1,419
Total current assets	50,233	56,571

Land investment	3,265	-
Deferred income taxes, net	475	975
Mortgage and commercial loans receivable, net of current maturities	3,680	2,305
Deposit on mortgage loan receivable held in escrow	-	1,400
Definite-lived intangibles, net	2,910	-
Goodwill	1,260	-
Other long-term assets, net	651	55
Total assets	$62,474	$61,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$660	$1,289
Contingent consideration, current	750	-
Total current liabilities	1,410	1,289

Long-term liabilities:
Pension liability	4,136	3,766
Contingent consideration, long-term	2,340	-
Long-term debt	1,600	-
Other long-term liabilities	632	185
Total liabilities	10,118	5,240

Commitments and contingencies (Note 16)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,756,156 and 9,117,077 issued and outstanding at June 30, 2019, and June 30, 2018, respectively	87	91
Capital in excess of par value	208,881	210,083
Non-controlling interest	762	-
Accumulated deficit	(150,795)	(151,795)
Accumulated other comprehensive loss	(6,579)	(2,313)
Total stockholders' equity	52,356	56,066
Total liabilities, non-controlling interest, and stockholders' equity	$62,474	$61,306

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2019	2018
Revenues:
Merchant cash advance fees and other revenue	$2,480	$-
Interest on mortgage and commercial loans	976	54
Total revenues	3,456	54
Operating expenses:
Sales and marketing	468	-
General and administrative	3,231	7,370
Change in fair value of contingent consideration	730	-
Amortization of purchased intangibles	179	-
Provision for credit losses on advances	1,605	-
Total operating expenses	6,213	7,370
Operating loss	(2,757)	(7,316)

Other interest income	4,416	1,389
Interest expense	-	(4)
Dividend income	294	-
Realized gain on investments, net	467	164
Unrealized loss on equity securities, net	(1,785)	-
Foreign exchange loss	-	(1,921)
Other expense, net	(45)	(25)

Income (loss) from continuing operations before income taxes	590	(7,713)

Provision (benefit) for income taxes	40	(959)

Income (loss) from continuing operations	550	(6,754)

Income from discontinued operations, net of income taxes	-	22,839

Net income	550	16,085

Less: Net loss attributable to non-controlling interest	131	-

Net income attributable to CCUR Holdings, Inc. stockholders	$681	$16,085
Basic and diluted earnings (loss) per share:
Continuing operations attributable to CCUR Holdings, Inc. stockholders	$0.08	$(0.71)
Discontinued operations	-	2.41
Net income attributable to CCUR Holdings, Inc. stockholders	$0.08	$1.70

Weighted average shares outstanding - basic	8,941,413	9,469,331
Weighted average shares outstanding - diluted	8,958,462	9,469,331

Cash dividends declared per common share	$-	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	Fiscal Year Ended June 30,
	2019	2018

Net income	$550	$16,085

Other comprehensive (loss) income:
Net unrealized loss on available for sale investments	(3,677)	(1,373)
Adoption of ASU 2016-01	(318)	-
Foreign currency translation adjustment	64	1,977
Pension and post-retirement benefits, net of tax	(335)	(27)
Other comprehensive (loss) income	(4,266)	577

Comprehensive(loss) income	(3,716)	16,662

Comprehensive loss attributable to non-controlling interest	131	-

Comprehensive (loss) income attributable to CCUR Holdings, Inc. stockholders	$(3,585)	$16,662

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the fiscal years ended June 30, 2019 and 2018

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Non-controlling	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Shares	Cost	Total

Balance at June 30, 2017	9,410,878	$94	$212,018	$(165,498)	$(2,890)	$-	(37,788)	$(255)	$43,469
Dividends declared				(2,378)					(2,378)
Dividends forfeited with restricted stock forfeitures				8					8
Share-based compensation expense			2,313						2,313
Lapse of restrictions on restricted stock	526,013	5	(5)						-
Repurchase and retirement of treasury shares	(819,814)	(8)	(4,243)	(12)			37,788	255	(4,008)
Other comprehensive income, net of taxes:
Net income				16,085					16,085
Unrealized loss on available-for-sale investments					(1,373)				(1,373)
Foreign currency translation adjustment					1,977				1,977
Pension plan					(27)				(27)
Total comprehensive income									16,662
Balance at June 30, 2018	9,117,077	$91	$210,083	$(151,795)	$(2,313)	$-	-	$-	$56,066
Dividends forfeited with restricted stock forfeitures				1					1
Adoption of ASU 2016-01				318					318
Share-based compensation expense			231						231
Repurchase and retirement of stock	(378,421)	(4)	(1,433)						(1,437)
Lapse of restrictions on restricted stock	17,500								-
Acquisition of non-controlling interest						893			893
Other comprehensive loss, net of taxes:
Net income				681		(131)			550
Unrealized loss on available-for-sale investments					(3,677)				(3,677)
Foreign currency translation adjustment					64				64
Pension plan					(335)				(335)
Adoption of ASU 2016-01					(318)				(318)
Total comprehensive loss									(3,716)
Balance at June 30, 2019	8,756,156	$87	$208,881	$(150,795)	$(6,579)	$762	$-	$-	$52,356

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended June 30,
	2019	2018

Cash flows provided by (used in) operating activities:
Net income	$550	$16,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	182	606
Share-based compensation	231	2,313
Recovery of provision for excess and obsolete inventories	-	(23)
Provision for credit losses on advances	1,605	-
Deferred taxes, net	-	(1,030)
Non-cash accretion of interest income	(1,679)	(381)
Payment-in-kind interest income	(864)	(367)
Realized gain on investments, net	(467)	(164)
Unrealized loss on investments, net	1,785	-
Change in fair value of contingent consideration	730	-
Foreign currency exchange losses	-	2,064
Gain on sale of Content Delivery business, net	-	(22,568)
(Increase) decrease in assets:
Inventories	-	(146)
Prepaid expenses and other current assets	182	(778)
Other long-term assets	13	421
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(690)	(5,202)
Deferred revenue	-	1,337
Pension and other long-term liabilities	204	(336)
Net cash provided by (used in) operating activities	1,782	(8,169)

Cash flows (used in) provided by investing activities:
Additions to land investment	(3,265)	-
Additions to property and equipment	(7)	(271)
Origination and fundings of mortgage and commercial loans receivable	(8,333)	(11,025)
Collections of mortgage and commercial loans receivable	5,793	8,020
Fundings of cash advances receivable	(22,869)	-
Collections of cash advances receivable	11,818	-
Acquisition of LuxeMark Capital, LLC	(1,212)	-
Proceeds from sale or maturity of securities	12,020	18,769
Purchases of securities	(22,231)	(32,399)
Deposit on mortgage loan receivable held in escrow	-	(1,400)
Proceeds from sale of Content Delivery business, net of cash transferred	1,450	28,256
Proceeds from sale of Real-Time business, net of cash transferred	-	2,000
Net cash (used in) provided by investing activities	(26,836)	11,950

Cash flows provided by (used in) financing activities:
Proceeds from debt financing	1,600	-
Purchase of common stock for retirement	(1,437)	(4,008)
Dividends paid	(1)	(2,652)
Net cash provided by (used in) financing activities	162	(6,660)

Effect of exchange rates on cash and cash equivalents	(17)	(22)

Decrease in cash and cash equivalents	(24,909)	(2,901)
Cash and cash equivalents - beginning of year	32,992	35,893
Cash and cash equivalents - end of year	$8,083	$32,992

Cash paid during the year for:
Interest	$4	$4
Income taxes, net of refunds	$112	$1,368
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$549	$-

The accompanying notes are an integral part of the consolidated financial statements.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business and Basis of Presentation

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

Results of the Content Delivery business are reported as discontinued operations in the accompanying consolidated financial statements. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 3 for more information regarding results from discontinued operations.

During the first quarter of our fiscal year 2019 we created Recur Holdings LLC (“Recur”), a Delaware limited liability company wholly owned by the Company. Through Recur we conduct, hold and manage our existing and future real estate operations.

On February 13, 2019, through our newly formed subsidiary, LM Capital Solutions, LLC (“LMCS”), we closed on a purchase agreement (the “Purchase Agreement”) to acquire the operating assets of LuxeMark Capital, LLC (“Old LuxeMark”) (the “LuxeMark Acquisition”). LMCS operates through its syndication network to facilitate merchant cash advance (“MCA”) funding by connecting a network of MCA originators (sometimes referred to herein as “funders”) with syndicate participants who provide those originators with capital by purchasing participation interests in funded MCAs. In addition, LMCS provides reporting and other administrative services to its syndication network. The Company holds an 80% interest in LMCS, with the remaining 20% held by Old LuxeMark. LMCS does business as “LuxeMark Capital” with daily operations led by the three principals of Old LuxeMark. Through LMCS, we (i) continue to operate the Old LuxeMark syndication network by sourcing syndication funding for MCA originators and providing reporting and other administrative services in exchange for a syndication fee, (ii) directly purchase participation interests from MCA originators for LMCS’ own MCA portfolio and (iii) provide loans to MCA originators to fund the MCAs themselves, which generates interest income and syndication fee income from servicing those MCAs.

With the formation of LMCS and the acquisition of the Old LuxeMark operating assets, we now have two operating segments: (i) MCA operations, conducted through LMCS, and (ii) real estate operations, conducted by Recur.

Smaller Reporting Company

We meet the SEC’s definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities, stockholders’ deficit, or net operating, investing, or financing cash flows.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

We record discontinued operations when the disposal of a separately identified business unit constitutes a “strategic shift” in our operations, as defined in Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations (“ASC Topic 205-20”).

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

Foreign Currency

The functional currency of all our foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations, except for those relating to intercompany transactions of a long-term investment nature, which are accumulated in a separate component of stockholders’ equity. Subsequent to the sale of our Content Delivery business in December 2017, we began the dissolution of certain of our foreign wholly owned subsidiaries. As part of this process, we settled intercompany loan balances with certain of our foreign wholly owned subsidiaries, which resulted in significant realized foreign exchange losses during our fiscal year ended June 30, 2018. A net loss on foreign currency transactions of $1,921,000 for the fiscal year ended June 30, 2018 is included in the consolidated statements of operations.

Cash and Cash Equivalents

Cash balances and short-term investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at fair value, and represent cash and cash invested in money market funds and commercial paper.

Concentration of Credit Risk

Financial instruments that subject the Company to a concentration of credit risk include cash and cash equivalents on deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Concentration of credit risk consists of cash and cash equivalents maintained in financial institutions that are, in part, in excess of the FDIC limits. At times, the Company may hold cash balances in excess of the FDIC insurance limits.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. We review goodwill at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We perform our annual impairment tests as of December 31 of each year, unless circumstances indicate the need to accelerate the timing of the tests.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets include trade name, non-competition agreements, and investor/funder relationships, are subject to amortization over their respective useful lives, and are classified in definite-lived intangibles, net in the accompanying consolidated balance sheets. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related assets or groups of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an asset exceeds its fair value.

Investments in Debt and Equity Securities

We determine the appropriate classification of investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short term or long term in the consolidated balance sheet based on contractual maturity date, and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

We have retrospectively adjusted our fiscal year 2018 consolidated financial statements to reclassify investments in equity securities from available-for-sale, fair value to equity securities, fair value, to conform with the current year presentation.

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

Premiums and discounts on fixed maturity securities are amortized using the effective interest method. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Dividends on equity securities are recognized when declared. When the Company sells a security, the difference between the sale proceeds and amortized cost (determined based on specific identification) is reported as a realized investment gain or loss. When a decline in the value of a specific investment is other than temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on investments) and the cost basis of that investment is reduced. If the Company can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in accumulated other comprehensive income, or “AOCI”). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If the Company intends to sell an impaired security, or if it is more likely than not that the Company will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind (“PIK”) interest. To the extent interest is PIK, it is payable through the increase of the principal amount of the loan by the amount of the interest due on the then-outstanding principal amount of the loan.

Commercial and Mortgage Loans and Loan Losses

We have potential exposure to transaction losses as a result of uncollectability of commercial mortgage and other loans. We base our reserve estimates on prior charge-off history and currently available information that is indicative of a transaction loss. We reflect additions to the reserve in current operating results, while we make charges to the reserve when we incur losses. We reflect recoveries in the reserve for transaction losses as collected.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have the intent and ability to hold these loans to maturity or payoff and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of June 30, 2019, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

Advances Receivable

In December 2018, we began purchasing participation interests in MCAs from third parties whose principal activity is originating MCAs to small businesses. MCAs are contracts formed through future receivables purchase and sale agreements, which stipulate the purchase price, or the amount advanced, and the specified amount, or the advance amount plus the factored receivable balance that will be repaid, on the face of the contract. Generally, a specified amount will be withdrawn from the merchant’s bank account via daily or weekly automatic transactions in order to pay down the merchant’s advance. These are not consumer loan contracts, nor are they installment loan contracts to businesses for business use only. In addition, there is no monthly minimum payment, nor is there a specific repayment schedule.

Allowance for MCA credit losses

We establish an allowance for credit losses for MCAs at the time of funding through a provision for losses charged to our consolidated statement of operations. The provision amount is based on an analysis of our charge-off history and historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection in full of purchased receivables is unlikely. We review our MCA receivables on a regular basis and charge off any MCA receivables for which the merchant has not made a payment in 90 days or more. Subsequent recoveries, if any, are credited to the provision for credit losses on advances. The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. In addition, new facts and circumstances may adversely affect our MCA portfolio resulting in increased delinquencies and losses and could require additional provisions for credit losses, which could impact future periods.

Revenue Recognition – Syndication Fee Income

We recognize revenue when our performance obligations with our customers have been satisfied. Our performance obligation is to facilitate funding for MCA originators through the Old LuxeMark syndication network. The performance obligation is satisfied at a point in time when the syndicate participants provide MCA originators with capital by purchasing participation interests in funded MCAs.

We determine the transaction price based on the fixed consideration in our contractual agreements, which do not contain any variable consideration. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to this service. In determining the transaction price, a significant financing component does not exist, since the timing from when we perform this service to when the syndicate participants fund the MCA is less than one year, and we are not paid in advance for the performance of our services.

During the fiscal year ended June 30, 2019, we recognized $693,000 of syndication fee income, which is included in MCA fees and other revenue on the accompanying consolidated statement of operations.

Revenue Recognition – Advance Income

We earn MCA income based on the amount advanced multiplied by the factor rate, net of any commissions or fees related to the participation. The factor rate is stipulated in the funding agreement, which is an agreement between the funder and the merchant. As repayments on the advances are received from the merchants, we apply a portion of the cash payment against the advanced amount, and the remaining portion of the cash payment is recognized as MCA income. We will cease recognizing MCA income when, in our opinion, the advanced amount is not probable of being collected.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition – Interest Income

Interest income is earned on commercial mortgages and other loans based on the contractual terms of the loan. We evaluate loans for non-accrual status each reporting period. A loan is placed on a non-accrual status at the earlier of the date when the loan payment deficiencies exceed 90 days or when, in our opinion, the collection of interest in full becomes doubtful. Interest income recognition for non-accrual loans is generally resumed when the non-accrual loan is making current contractual interest payments. We have retrospectively adjusted our 2018 financial statements to reclassify all income on commercial loans to revenue to conform with current year presentation.

Loan origination fees are deferred and amortized to interest income, using the effective interest method, over the contractual life of the loan, in accordance with FASB ASC 310, Receivables.

Land Investment

Land investment assets are stated at acquired cost. Pre-acquisition and development costs are capitalized. Gains and losses resulting from the disposition of real estate are included in operations. As of June 30, 2019, all land held by the Company is considered to be held for use and development.

Defined-Benefit Pension Plan

We maintain defined-benefit pension plans (the “Pension Plans”) for a number of former employees (“participants”) of our German subsidiary. In 1998, the Pension Plans were closed to new employees, and no existing employees are eligible to participate; therefore, all eligible participants are no longer employed by us. The Pension Plans provide benefits to be paid to all participants at retirement based primarily on years of service with the Company. Our policy is to fund benefits attributed to participants’ service to date. The determination of our Pension Plans’ benefit obligations and expenses is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate and the weighted average expected rate of return on plan assets. To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Weighted-average common share equivalents of 10,004 and 167,218 for the fiscal years ended June 30, 2019 and 2018, respectively, were excluded from the calculation, as their effect would have been anti-dilutive.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Fiscal Year Ended June 30,
	2019	2018

Basic weighted average number of shares outstanding	8,941,413	9,469,331
Effect of dilutive securities:
Restricted stock	17,049	-
Stock options	-	-
Shares issued upon assumed exercise of warrants	-	-
Diluted weighted average number of shares outstanding	8,958,462	9,469,331

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

Our investment portfolio consists of money market funds, repurchase agreements (“repos”), domestic and international commercial paper, equity securities, and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading or held-to-maturity investments. Our marketable securities, other than warrants and equity securities, are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Warrants to purchase stock are held as trading securities and are reported at fair value with gains and losses reported within the accompanying consolidated statements of operations. Interest on securities is recorded in interest income. Dividends paid by securities are recorded in dividend income. Any realized gains or losses are reported in the accompanying consolidated statements of operations. Equity securities are reported at fair value, with unrealized gains and losses resulting from adjustments to fair value reported within our consolidated statements of operations.

We used Level 3 inputs to determine the fair value of our preferred stock investments. The Company has elected the measurement alternative and will record the investments at cost adjusted for observable price changes for an identical or similar investment of the same issuer. Observable price changes and impairment indicators will be assessed each reporting period.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also used Level 3 inputs to determine the fair value of our contingent consideration and common stock purchase warrants related to the LuxeMark Acquisition (see Note 13– Acquisitions). The Company used a Monte Carlo simulation technique to value the performance-based contingent consideration and common stock purchase warrants. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. As of June 30, 2019, we used Level 3 inputs to remeasure the fair value of our contingent consideration related to the LuxeMark Acquisition (see Note 13 – Acquisitions). The Company again used a Monte Carlo simulation technique to remeasure the value of the performance-based contingent consideration. The remeasured concluded values represent the means of those results.

We provide fair value measurement disclosures of our securities in accordance with one of the three levels of fair value measurement. Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and 2018 are as follows:

	As of June 30, 2019 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)

Cash	$5,223	$5,223	$-	$-
Money market funds and repos	2,860	2,860	-	-
Cash and cash equivalents	$8,083	$8,083	$-	$-

Common stock warrants	$1	$1	$-	$-
Common stock	4,521	4,521	-	-
Preferred stock	2,883	-	-	2,883
Mutual funds	-	-	-	-
Equity investments	$7,405	$4,522	$-	$2,883

Corporate debt	$20,393	$-	$20,393	$-
Available-for-sale investments	$20,393	$-	$20,393	$-

Contingent consideration	$2,890	$-	$-	$2,890
Contingent warrants	200	-	-	200
Liabilities	$3,090	$-	$-	$3,090

	As of June 30, 2018 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)

Cash	$3,777	$3,777	$-	$-
Money market funds and repos	28,215	28,215	-	-
Commercial paper	1,000	-	1,000	-
Cash and cash equivalents	$32,992	$31,992	$1,000	$-

Common stock warrants	$283	$283	$-	$-
Common stock	5,537	5,537	-	-
Mutual funds	809	809	-	-
Equity investments	$6,629	$6,629	$-	$-

Commercial paper	$3,294	$-	$3,294	$-
Corporate debt	10,087	-	10,087	-
Available-for-sale investments	$13,381	$-	$13,381	$-

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of certain financial instruments, including cash equivalents and MCAs, approximate their fair values due to their short-term nature. The following table provides a reconciliation of the beginning and ending balances for the Company’s assets and obligations measured at fair value using Level 3 inputs:

	Assets	Obligations
	Preferred	Contingent
	Stock	Consideration
	(Amounts in thousands)

Balance at June 30, 2018	$-	$-
Purchase of preferred stock	2,883	-
Contingent consideration issued for the purchase of Old LuxeMark	-	2,360
Fair value adjustment to contingent consideration	-	730
Balance at June 30, 2019	$2,883	$3,090

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(Amounts in thousands)

Equity securities, fair value
Preferred stock	$2,883	cost, or observable price changes	not applicable	not applicable

Contingent consideration
Contingent cash payments	$2,890	Monte Carlo simulations	discount rate	12.00%
			expected volatility	25.00%
			drift rate	1.70%
			credit spread	8.00%

Warrants	$200	Black-Scholes, Monte Carlo simulations	expected term	6.25 years
			expected volatility	30.00%
			risk free rate	2.60%
			dividend yield	0.00%

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10, Stock Compensation (“ASC 718-10”), which requires the recognition of the fair value of stock compensation in the statement of operations. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All our stock compensation is accounted for as equity instruments. Refer to Note 10 to the consolidated financial statements for assumptions used in calculation of fair value.

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

Recently Issued and Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018 on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there is no longer a requirement to assess equity securities for impairment since such securities are now measured at fair value through net income. We utilized a modified retrospective approach to adopt the new guidance effective July 1, 2018. The impact related to the change in accounting for equity securities that occurred prior to our July 1, 2018 adoption date was $318,000 of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), on the recognition of lease assets and lease liabilities on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to the recognition of lease assets and lease liabilities. We early adopted the new guidance effective June 30, 2019 as further disclosed in Note 15 to these financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products and replaced it with a principle-based approach for determining revenue recognition. ASU 2014-09 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was effective for us on July 1, 2018, and we adopted the guidance prospectively. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. Under the guidance, the measurement of equity-classified non-employee awards will be fixed at the grant date. The guidance is effective for public companies in annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance. We adopted ASU 2018-07 effective July 1, 2018 and it did not have a material impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805) (“ASU 2017 01”), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU 2017-01 are effective for annual periods beginning after December 15, 2017 and may be early adopted for certain transactions that have occurred before the effective date, but only when the underlying transaction has not been reported in the financial statements that have been issued or made available for issuance. We adopted ASU 2017-01 effective July 1, 2018, and it did not have a material impact on our consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We adopted ASU 2017-09 effective July 1, 2018, and it did not have a material impact on our consolidated financial statements or disclosures.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (the “CECL model”). Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications, unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. ASU 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019 for all public business entities that are SEC filers. Early application is permitted as of the annual reporting periods beginning after December 15, 2018, including interim periods within those periods. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are evaluating the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments. We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30-day comment period. The Company is currently a smaller reporting company, and if this proposal is approved and becomes effective, our expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent United States federal tax reforms to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

3.	Discontinued Operations

Content Delivery Business

On December 31, 2017, we completed the sale of the Content Delivery business and other related assets to Vecima pursuant to an Asset Purchase Agreement (the “CDN APA”), dated as of October 13, 2017, between the Company and Vecima for a purchase price of $29,000,000 (subject to an adjustment for net working capital). The sale included the Content Delivery business assets and related liabilities in the United States, United Kingdom, and Germany, as well as the sale of all equity in our Japanese subsidiary.

Gross proceeds of $29,812,000 from the sale were paid to us as follows: (i) a $28,362,000 cash payment during our fiscal year ended June 30, 2018 (including a $812,000 adjustment for surplus net working capital transferred to Vecima as defined in the CDN APA) and (ii) $1,450,000 placed in escrow as security for the Company’s indemnification obligations to Vecima under the CDN APA, which we received in full in January 2019.

Results associated with the Content Delivery business are classified within income from discontinued operations, net of income taxes, in the accompanying consolidated statements of operations. Operating expenses recorded in discontinued operations include costs incurred directly in support of the Content Delivery business.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal year ended June 30, 2018, income from discontinued operations, net of income taxes, related to the Content Delivery business was comprised of the following (amounts in thousands):

Fiscal Year Ended June 30, 2018

Revenue	$16,018
Cost of sales	6,342
Gross margin	9,676

Operating expenses:
Sales and marketing	4,235
Research and development	3,290
General and administrative	951
Total operating expenses	8,476
Operating income	1,200

Gain on sale of Content Delivery business, net	22,568
Other expense, net	(143)

Income from discontinued operations before income taxes	23,625

Provision for income taxes	786

Income from discontinued operations	$22,839

A reconciliation of the gain before income taxes recorded on the sale of the Content Delivery business is as follows (amounts in thousands):

Fiscal Year Ended June 30, 2018

Closing consideration	$29,000
Adjustment for working capital	812
Net book value of assets sold	(5,274)
Other adjustments	(170)
Transaction costs	(1,800)
Gain on sale of Content Delivery business	$22,568

Transaction costs directly associated with the sale of the Content Delivery business include legal, accounting, investment banking, and other fees paid to external parties.

In connection with the sale of our Content Delivery business (i) we entered into a Separation and Consulting Agreement and General Release of Claims with Mr. Derek Elder, our former President and Chief Executive Officer, as a result of which (A) Mr. Elder’s role as president and chief executive officer was terminated, (B) Mr. Elder ceased to be a member of our Board of Directors and all committees thereof, and (C) we recorded severance related expenses of $544,000 pursuant to his Separation and Consulting Agreement, (ii) we terminated the employment of another executive of the Company and recorded severance expenses of $132,000, (iii) we paid transaction bonuses that had previously been approved by our compensation committee of $479,000 to internal executives and staff, and (iv) we accepted the resignation of an independent director of the Company. All of the above expenses were recorded as of December 31, 2017 and are included in general and administrative expenses of continuing operations in our consolidated statement of operations for the year ended June 30, 2018.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flow information relating to the Content Delivery business for the fiscal year ended June 30, 2018 was as follows (amounts in thousands):

Fiscal Year Ended June 30, 2018

Operating cash flow data:
Depreciation and amortization	$605
Share-based compensation	170
Recovery of provision for excess and obsolete inventories	(23)
Foreign currency exchange losses	144

Investing cash flow data:
Capital expenditures	(271)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments

Fixed-Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed-maturity and equity securities:

June 30, 2019	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)

Equity securities
Common stock and common stock options	$5,706	$-	$(1,185)	$4,521
Common stock warrants	288	-	(287)	1
Preferred stock	2,883	-	-	2,883
Mutual funds	-	-	-	-
Total equity securities	$8,877	$-	$(1,472)	$7,405

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$25,761	$-	$(5,368)	$20,393
Total fixed-maturity securities	$25,761	$-	$(5,368)	$20,393

June 30, 2018	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)

Equity securities
Common stock	$5,239	$491	$(193)	$5,537
Common stock warrants	288	-	(5)	283
Mutual funds	789	20	-	809
Total equity securities	$6,316	$511	$(198)	$6,629

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Commercial paper	$3,294	$-	$-	$3,294
Corporate debt	11,778	11	(1,702)	10,087
Total fixed-maturity securities	$15,072	$11	$(1,702)	$13,381

For the fiscal year ended June 30, 2018 and prior, equity securities were classified as “available for sale,” and as such, adjustments to fair value are recorded within other comprehensive income on the consolidated balance sheets as unrealized gains and losses. Upon our adoption of ASU 2016-01, effective July 1, 2018, changes in fair value of equity securities are recorded within the consolidated statements of operations as an unrealized loss on equity securities, net. During the fiscal year ended June 30, 2019, we reported a $1,785,000 unrealized loss on equity securities, net within our consolidated statement of operations. Additionally, we reported a $467,000 realized gain on the sale of debt and equity securities within our consolidated statement of operations.

Maturities of Fixed-Maturity Securities Available-for-Sale

The amortized cost and fair values of fixed-maturity securities available for sale as of June 30, 2019 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost	Fair Value
	(Amounts in thousands)

Fixed-maturity securities
Due after one year through three years	$17,877	$12,941
Due after three years through five years	-	-
Due after five years through 10 years	7,884	7,452
Total fixed-maturity securities	$25,761	$20,393

5.	Commercial Mortgage and Other Loans Receivable

We had $6,864,000 of commercial loan assets as of June 30, 2019, of which $4,114,000 are mortgage loans secured by real property in certain markets throughout the United States. Mortgage loan activity for the fiscal year ended June 30, 2019 is as follows:

			Provision
	Principal	Deferred	for Loan	Carrying
Mortgage Loans	Balance	Fees	Loss	Value
	(Amounts in thousands)

Balance at July 1, 2018	$3,005	$-	$-	$3,005
Additions during the period:
New mortgage loans	4,110	(81)	-	4,029
Deductions during the period:
Collections of principal	(2,920)	-	-	(2,920)
Balance at June 30, 2019	$4,195	$(81)	$-	$4,114

On July 1, 2019, a commercial mortgage loan in the amount of $1,400,000 defaulted. We do not believe the value of this loan is impaired, as the appraised value of the underlying property exceeds the outstanding balance of the mortgage. We are currently pursuing foreclosure and sale of this property to settle the outstanding debt.

Commercial loan/credit facility activity for the period is as follows (amounts in thousands):

Principal Balance and Carrying Value

Balance at July 1, 2018	$-
Additions during the period:
Borrowings	5,623
Deductions during the period:
Collections of principal	(2,873)
Balance at June 30, 2019	$2,750

During the second quarter of our fiscal year 2019, we originated a commercial line of credit (the “credit facility”) to support the working capital needs of a business (the “borrower”) with eligible borrowings of up to $3,000,000, based upon the borrower’s eligible accounts receivable. All outstanding credit facility balances are due upon collection of the borrower’s accounts receivable and the credit facility expires on October 29, 2020. The credit facility yields prime plus 5.0% on the outstanding balance of the credit facility, and a 1.2% fee is charged on the unused portion of the credit facility. As of June 30, 2019, this credit facility had been repaid in full and is no longer available for use.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During our fiscal year 2019 we originated commercial loans in an aggregate principal amount of $2,750,000 to an MCA originator. These commercial loans have two-year terms and interest is charged at a rate of 17.0% per annum on the outstanding balances.

6.	Advances Receivable, net

During our fiscal year 2019 we entered into arrangements with a select group of MCA originators to participate in MCA funding activity. We made an initial advance of $5,000,000 to the originators, which in turn advanced these funds to merchants as part of a syndication. Subsequent to our initial investment, we have made additional advances to these originators, and as receipts have been paid to us by the merchants, we have used the collected funds to fund additional MCAs through these originators.

Changes in the allowance for MCA credit losses are as follows (amounts in thousands):

Allowance for credit losses, July 1, 2018	$-
Provision for credit losses	1,605
Receivables charged off	(869)
Recoveries of receivables previously charged off	-
Allowance for credit losses, June 30, 2019	$736

During the fiscal year ended June 30, 2019, we provided $4,750,000 of cash advances to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to six months, in exchange for paying us an upfront fee and a guaranty of the full repayment obligation from the principal of the third-party business. These prepaid fees are netted against the principal balance, earned over the six-month advance period, and are reported as part of MCA income within the statement of operations. Each quarter, we review the carrying value of this cash advance, and determine if an impairment reserve is necessary. As of June 30, 2019, $2,000,000 of these advances had been repaid. The remaining $2,750,000 had not yet become due for repayment as of June 30, 2019, and management believes this remaining amount is fully collectible.

Total advances receivable, net consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value
	(Amounts in thousands)

Merchant cash advances	$7,434	$-	$(736)	$6,698
Aviation advance	2,750	(59)	-	2,691
Advances receivable, net	$10,184	$(59)	$(736)	$9,389

As of June 30, 2019, 97% of merchant cash advances were originated through a single MCA funder.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2019	June 30, 2018
	(Amounts in thousands)

Accounts payable, trade	$221	$582
Accrued payroll, vacation and other employee expenses	56	31
Unrecognized income from research and development tax credits	35	130
Accrued income taxes	-	87
Dividends payable	1	1
Other accrued expenses	347	458
Total accounts payable and accrued expenses	$660	$1,289

8.	Term Loan

In fiscal year 2019, we entered into an 18-month, $1,600,000 term loan with a commercial bank to finance part of a land purchase for the purpose of developing and reselling the land. The term loan has a 5.25% interest rate with interest-only payments due monthly. All principal and any unpaid interest are due in full upon maturity in November 2020. As of June 30, 2019, we have capitalized $4,000 of interest from this loan as part of the land cost.

9.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1999.

The domestic and foreign components of (loss) income from continuing operations before income taxes are as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

United States	$750	$(18,260)
Foreign	(160)	10,547
Income (loss) from continuing operations	$590	$(7,713)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision (benefit) for income taxes are as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

Current:
Federal	$(19)	$(45)
State	34	(51)
Foreign	-	90
Total current	15	(6)

Deferred
Federal	6	(975)
State	19	-
Foreign	-	22
Total deferred	25	(953)
Total	$40	$(959)

A reconciliation of the income tax expense computed using the federal statutory income tax rate to our benefit for income taxes is as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

Provision (benefit) at federal statutory rate	$124	$(2,120)
Change in valuation allowance	(1,709)	(7,124)
Permanent differences	3	478
Gain on sale of operations - permanent difference	-	536
Net operating loss expiration and adjustment	2,284	(145)
Change in federal tax rates	-	7,413
Change in state tax rates	(244)	(205)
Change in foreign tax rates	-	(86)
Change in uncertain tax positions	6	3
U. S. research and development credits	-	489
Foreign rate differential	(16)	29
State and foreign tax expense	77	(98)
Loss attributable to non-controlling interest	28	-
Other	(513)	(129)
Provision (Benefit) for income taxes	$40	$(959)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019 and 2018, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2019	2018
	(Amounts in thousands)

Deferred tax assets related to:
U. S. and foreign net operating loss carryforwards	$16,017	$18,297
Accrued compensation	1,262	1,117
Unrealized gain/loss on investments	1,828	-
Partnership investment	237	-
U. S. credit carryforwards	1,225	1,726
Stock compensation	190	680
Acquisition costs	75	-
Other	76	709
Deferred tax assets	20,910	22,529
Valuation allowance	(20,435)	(21,554)
Total deferred tax assets	475	975

As of June 30, 2019, we had U.S. federal NOLs of approximately $56,789,000 for income tax purposes, of which none expire in fiscal year 2019, and the remainder expire at various dates through fiscal year 2037; however, with the enactment of the Tax Cuts and Jobs Act (the “TCJA”) on December 22, 2017, federal NOLs generated in taxable years beginning after December 31, 2017 now have no expiration date. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these NOLs. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2019; therefore, the NOLs that we have generated will not be subject to limitation under Section 382. However, NOLs from a prior acquistion are subject to limitation under Section 382, as discussed below. If we experience an ownership change as defined in Section 382 of the IRS, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. See section below entitled “Tax Asset Preservation Plan” for details regarding steps we have taken to protect the value of our NOLs.

As of June 30, 2019, we had state NOLs of $29,977,000 and foreign NOLs of $8,296,000. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2019 and fiscal year 2037. The foreign NOLs expire according to the rules of each country. As of June 30, 2019, the foreign NOLs can be carried forward indefinitely in each country, although some countries do restrict the amount of NOL that can be used in a given tax year.

We have evaluated our ability to generate future taxable income in all jurisdictions that would allow the Company to realize the benefit associated with these NOLs. Based on our best estimate of future taxable income, we do not expect to fully realize the benefit of these NOLs. We expect a significant amount of the U.S. NOLs to expire without utilization, resulting in a valuation allowance in the United States on this portion of the NOLs. We do not expect to realize the benefits of the Company’s NOLs in other international jurisdictions due to cumulative accounting losses, our long history of taxable losses, and our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business. We continue to maintain a full valuation allowance on NOLs in these other international jurisdictions.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has a $950,000 federal Alternative Minimum Tax (“AMT”) credit carryforward which has an indefinite life, of which half will be refundable on the Company’s June 30, 2019 tax return, and the remainder will be fully refundable by our fiscal year 2022. $475,000 of this amount is therefore included in prepaid expenses in the consolidated balance sheet as of June 30, 2019. The Company also has a research and development credit carryforward for federal purposes of $751,000, which has a carryforward period of 20 years and will expire in fiscal years 2023 through 2036. We do not expect the Company will be able to realize the benefit of the research and development credit carryforward before its expiration, and we maintain a full valuation allowance on this item. The AMT credit is now a refundable credit under the TCJA. As such, no valuation allowance is needed on this item.

Of the $56,789,000 of aforementioned U.S. federal NOLs and $751,000 of research and development credits, $11,189,000 represents acquired NOLs and $140,000 represents acquired R&D credits from a prior acquisition. The benefits associated with these acquired losses and tax credits will likely be limited under Sections 382 and 383 of the Internal Revenue Code as of the date of acquisition. We have fully offset the deferred tax assets related to these tax credits and NOLs with a valuation allowance.

As a result of the TCJA, we have reassessed our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. We no longer have the intent and ability to reinvest all undistributed earnings in the respective business of our wholly owned subsidiaries. However, except for our Australian subsidiary, we did not have accumulated earnings in profits in these companies as of June 30, 2018. Australia held only an insignificant amount of cash as of this date and no longer holds any assets as of June 30, 2019. The Company was also subject to the Sec. 965 “Transition Tax” on the June 30, 2018 tax return. The final calculation performed for this return resulted in no Transition Tax due, because of a net accumulated deficit for all controlled foreign corporations. Because of the Company’s shift in operations during the fiscal year ended June 30, 2019, all foreign subsidiaries were either dissolved or are in the process of dissolving. As a result, any remaining impact on income taxes – for example, state taxes, withholding taxes, or foreign exchange differences – would be immaterial.

The valuation allowances for deferred tax assets as of June 30, 2019 and 2018 were $20,494,000 and $21,554,000, respectively. The change in the valuation allowance for the fiscal year ended June 30, 2019 was a decrease of approximately $1,060,000. This change consisted of (i) a $124,000 decrease due to the usage of deferred tax assets during the fiscal year ended June 30, 2019, (ii) a $460,000 increase due to true-ups of prior fiscal year deferred tax amounts, and (iii) a $244,000 increase due to a change in tax rates. There was a $2,010,000 decrease due to the elimination of deferred tax assets from our liquidated foreign subsidiaries. These deferred tax assets were primarily associated with net operating loss carryforwards that will no longer be used. Additionally, there was (i) a $304,000 decrease due to other deferred tax adjustments, (ii) a $25,000 increase due to finalizing the June 30, 2018 AMT liability, and (iii) a $649,000 increase due to stock compensation adjustments, exchange rate changes, and unrealized gains/losses, the effect of which was a component of equity.

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including trends in operating income or losses, currently available information about future tax years, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback tax years if carryback is permitted under the tax law, and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2019, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions, except for the $475,000 AMT credit carryforward that is now considered refundable after the enactment of the TCJA. We do not have sufficient evidence of future income to conclude that it is more likely than not the Company will realize its entire deferred tax inventory in any of its jurisdictions (United States and Germany). Therefore, we have recognized a full valuation allowance on the Company’s deferred tax inventory. We reevaluate our conclusions quarterly regarding the valuation allowance and will make appropriate adjustments as necessary in the period in which significant changes occur.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits

A reconciliation of the beginning and ending amount of our unrecognized tax benefits for the fiscal years ended June 30, 2019 and 2018 is as follows (amounts in thousands):

Balance at July 1, 2017	$337
Reductions for tax positions for prior year	(86)
Balance at June 30, 2018	251
Activity for year ended June 30, 2019	-
Balance at June 30, 2019	$251

The amount of gross tax-effected unrecognized tax benefits as of June 30, 2019 was approximately $251,000 of which approximately $143,000, if recognized, would affect the effective tax rate. During the fiscal year ended June 30, 2019, we recognized approximately $6,000 of interest. We had approximately $33,000 and $27,000 of accrued interest at June 30, 2019 and 2018, respectively. We had no accrued penalties as of either June 30, 2019 or 2018. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. We believe that the amount of uncertainty in income taxes will not change by a significant amount within the next 12 months.

The Company and its subsidiaries file income taxes returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1999.

Research and Development Tax Credits

During the fiscal year ended June 30, 2017, we applied for both a U.S. federal and state of Georgia research and development tax credit in the amounts of $719,000 and $675,000, respectively, for our fiscal year ending June 30, 2016. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within both other current assets and other long-term assets with an offset in both accrued expenses and other long-term liabilities in our consolidated balance sheets as of June 30, 2019 and 2018, respectively. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (i) reduce other current assets and offset the payroll tax liability and (ii) reduce accrued expenses and recognize a reduction of operating expenses.

During our fiscal years ended June 30, 2019 and 2018, we recognized $66,000 and $287,000, respectively, of the state of Georgia credit, and reduced operating expenses accordingly. As of June 30, 2019, State tax credit assets of $36,000 and $49,000 are reflected within other current assets and other long-term assets, respectively, and unrecogized income from these credits of $35,000 and $41,000 are reflected in accrued expenses and other long-term liabilities, respectively.

Tax Asset Preservation Plan

At our 2016 Annual Meeting of Stockholders held on October 26, 2016, our stockholders adopted a formal amendment to our certificate of incorporation (the “Protective Amendment”) to deter any person acquiring 4.9% or more of the outstanding common stock without the approval of our Board in order to protect the value of our NOLs. The Protective Amendment was extended by our stockholders at our 2017 Annual Meeting of Stockholders held on October 25, 2017 and will expire on the earliest of (i) the Board of Directors’ determination that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs because of the amendment or repeal of Section 382 or any successor statute, (ii) the close of business on the first day of any taxable year of CCUR Holdings to which the Board of Directors determines that none of our NOLs may be carried forward (iii) such date as the Board of Directors otherwise determines that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs and (iv) the date of our Annual Meeting of Stockholders to be held during calendar year 2019.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As indicated in our Form 8-K filed on May 11, 2018, the Company executed and delivered the Third Amended Consent and Limited Waiver to the Standstill Agreement, filed therewith as Exhibit 10.1 (the “Amended Consent and Limited Waiver”), to JDS1, LLC and Julian Singer (together with their affiliates and associates, the “Investor Group”). The Amended Consent and Limited Waiver provides that so long as (i) the Investor Group collectively beneficially own no more than 4,176,180 of the outstanding shares of common stock of the Company, including the Investor Group’s beneficial ownership of Common Stock as a result of the exercise or assignment of any option contracts, and (ii) any acquisition of common stock of the Company by the Investor Group would not reasonably be expected to limit the Company’s ability to utilize the Company’s NOLs, the Company shall not deem the Investor Group to have effected a Prohibited Transfer as that term is defined in the Company’s Restated Certificate of Incorporation.

10.	Stock-Based Compensation

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

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant. We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period. All our stock compensation is accounted for as equity instruments.

Our Amended and Restated 2011 Stock Incentive Plan (the “Stock Plan”) became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011. The Stock Plan terminates on October 31, 2021. During our fiscal year ended June 30, 2019, stockholders authorized a 900,000 share increase to the Stock Plan, increasing the total authorized shares to 2,000,000 under the Stock Plan. At June 30, 2019, there were 787,219 shares available for future grants.

We recorded stock-based compensation related to the issuance of stock options and restricted stock to employees and board members, as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

General and administrative	$231	$2,143

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

During fiscal year 2019, we issued 137,500 shares of restricted stock. These restricted awards were issued to employees, executives, and board members and vest ratably over three years. Vesting is based solely on a service condition, and restrictions generally release ratably over the service period. The weighted-average grant date fair value per share for our restricted stock awards is the closing price on the date of grant. A summary of the activity of our service-condition restricted stock awards during fiscal year 2019 is presented below:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value

Non-vested at July 1, 2018	60,000	$5.71
Granted	137,500	3.69
Vested	(17,500)	5.75
Forfeited	(12,500)	5.74
Non-vested at June 30, 2019	167,500	$4.15

In conjunction with the sale of our Content Delivery business on December 31, 2017 (see Note 3 – Discontinued Operations), substantially all of the previously non-vested restricted stock awards (including 50,000 performance-based restricted stock awards) were accelerated to vest as determined by our Board of Directors, resulting in stock-based compensation expense of $1,745,000 during the second quarter of our fiscal year 2018. In January 2018, we allowed for the net settlement of certain of these awards for the payment of payroll taxes due to certain non-Section 16 employees. Such net settlement resulted in the Company acquiring and retiring 41,566 shares of its common stock.

Additionally, one of our independent directors resigned from the Board of Directors effective December 31, 2017, and we accelerated the vesting of 7,500 shares of previously non-vested restricted stock held by that director. This acceleration of vesting resulted in incremental stock compensation expense of $43,000 during the fiscal year ended June 30, 2018.

In conjunction with the resignation of three of our independent directors in July 2017, we accelerated the vesting of 5,400 shares of restricted stock held by each of the resigning directors. This acceleration of vesting resulted in incremental stock compensation expense of $37,000 during the fiscal year ended June 30, 2018.

All remaining stock-based compensation expense for the fiscal years ended June 30, 2019 and 2018 resulted from vesting of shares over their respective vesting periods. Total remaining compensation cost of restricted stock awards issued but not yet vested as of June 30, 2019 is $465,000, which is expected to be recognized over the weighted average period of 2.5 years.

Stock Options

We use a Black-Scholes option valuation model to determine the grant date fair value of stock-based compensation. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return, and dividend yield. The expected term of an award is no less than the option vesting period and is based on our expectations under our current operating environment. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model, as we do not anticipate paying cash dividends in the foreseeable future. Stock-based compensation is recorded net of expected forfeitures.

As of June 30, 2019 and 2018, we had 15,000 stock options outstanding, of which, at June 30, 2019, 5,000 options vested and were exercisable, at a weighted-average exercise price of $5.42, with a weighted-average remaining contractual term of 8.89 years.

The total intrinsic value of options both outstanding and exercisable was nil for both fiscal years ended June 30, 2019 and 2018. Total remaining compensation cost of stock options granted, but not yet vested as June 30, 2019 is $10,000, which is expected to be recognized over the weighted average remaining period of 1.6 years. We generally issue new shares to satisfy option exercises.

During the fiscal years ended June 30, 2019 and 2018, we received $0 from the exercise of stock options.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pensions and Other Postretirement Benefits

Defined-Contribution Plans

On June 30, 2018, we terminated the retirement savings plan available to U.S. employees that qualifies as a defined-contribution plan under Section 401(k) of the IRC. For fiscal years 2019 and 2018, we made matching contributions of $0 and $29,000, respectively.

Defined-Benefit Plans

As of June 30, 2019, we maintained Pension Plans covering former employees in Germany. The measurement dates used to determine fiscal years’ 2019 and 2018 benefit information for the Pension Plans were June 30, 2019 and 2018, respectively. Our Pension Plans have been closed to new employees since 1998 and no existing employees are eligible to participate, as all eligible participants are no longer employed by us.

A reconciliation of the changes in the Pension Plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2019, and a statement of the funded status at June 30, 2019 for these years for the Pension Plans is as follows:

Obligations and Funded Status

	June 30,
	2019	2018
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$4,581	$4,610
Interest cost	60	73
Actuarial loss	432	51
Foreign currency exchange rate change	(123)	108
Benefits paid	(248)	(261)
Benefit obligation at end of year	$4,702	$4,581

Change in plan assets:
Fair value of plan assets at beginning of year	$809	$1,021
Actual return on plan assets	1	(1)
Employer contributions	13	14
Benefits paid	(242)	(254)
Foreign currency exchange rate change	(21)	29
Fair value of plan assets at end of year	$560	$809
Funded status at end of year	$(4,142)	$(3,772)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2019	2018
	(Amounts in thousands)

Other accrued expenses (1)	$(6)	$(6)
Pension liability - long-term liabilities	(4,136)	(3,766)
Total pension liability	$(4,142)	$(3,772)

Accumulated other comprehensive loss	$(1,707)	$(1,372)

(1) Included in line item accounts payable and accrued expenses

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Not Yet Recognized as a Component of Net Periodic Pension Cost:

	June 30,
	2019	2018
	(Amounts in thousands)

Unrecognized actuarial losses	$1,707	$1,372
	$1,707	$1,372

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2019	2018
	(Amounts in thousands)

Projected benefit obligation	$4,702	$4,581
Accumulated benefit obligation	4,702	4,581
Fair value of plan assets	560	809

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

Net Periodic Benefit Cost
Interest cost	$60	$73
Expected return on plan assets	(5)	(9)
Recognized actuarial loss	64	65
Net periodic benefit cost	$119	$129

We estimate that $91,000 of the net loss for the defined-benefit pension plans will be amortized from accumulated other comprehensive income into net period benefit cost in fiscal year 2020.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2019	2018

Discount rate	0.67%	1.37%
Expected return on plan assets	3.00%	2.00%
Compensation increase rate	0.00%	0.00%

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Fiscal Year Ended June 30,
	2019	2018

Discount rate	1.37%	1.55%
Expected return on plan assets	2.00%	2.00%
Compensation increase rate	0.00%	0.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined-benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2019:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2019
	(Amounts in thousands)

Asset Category:
Cash and cash equivalents	$32	$-	$-	$32	5.7%
Cash surrender value insurance contracts	-	528	-	528	94.3%
Totals	$32	$528	$-	$560	100.0%

The following table sets forth, by level within the fair value hierarchy, a summary of the defined-benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2018:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2018
	(Amounts in thousands)

Asset Category:
Cash and cash equivalents	$47	$-	$-	$47	5.8%
Mutual funds	-	244	-	244	30.2%
Cash surrender value insurance contracts	-	518	-	518	64.0%
Totals	$47	$762	$-	$809	100.0%

Pension assets utilizing Level 1 inputs include fair values of equity investments and debt securities, and related dividends, which were determined by closing prices for those securities traded actively on national stock exchanges. All cash equivalents are carried at cost, which approximates fair value. Level 2 assets include fair values of equity investments and debt securities with limited trading activity and related dividends that were determined by closing prices for those securities traded on national stock exchanges and cash surrender life insurance contracts that are valued based on contractually stated settlement value. In estimating the expected return on plan assets, we consider past performance and future expectations for the fund. Defined-benefit plan assets are heavily weighted toward equity investments that yield consistent, dependable dividends.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The long-term primary objectives for our pension assets are to: (i) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk, in order to protect the assets from erosion of purchasing power; (ii) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return; and (iii) match the duration of the liabilities and assets of the plans to reduce the potential risk of large employer contributions being necessary in the future.

Contributions

We expect to contribute $10,000 to our defined-benefit pension plans in fiscal year 2020.

Estimated Future Benefit Payments

Expected benefit payments, which reflect expected future service, during the next ten fiscal years ending June 30, are as follows (amounts in thousands):

Pension Benefits

2020	248
2021	245
2022	243
2023	241
2024	240
2025 - 2029	1,182

12.	Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income by component, net of taxes, for the fiscal year ended June 30, 2019:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Gain / (Loss) on Investments	Total
	(Amounts in thousands)

Balance at June 30, 2018	$(1,372)	$432	$(1,373)	$(2,313)
Adoption of ASU No. 2016-01	-	-	(318)	(318)
Other comprehensive (loss) income before reclassifications	(335)	64	(3,677)	(3,948)
Net current period other comprehensive (loss) income	(335)	64	(3,995)	(4,266)
Balance at June 30, 2019	$(1,707)	$496	$(5,368)	$(6,579)

13.	Acquisition

On February 13, 2019, the Company consummated the LuxeMark Acquisition. With the LuxeMark Acquisition, our LMCS subsidiary focuses on the MCA sector of the financial industry, which provides financing to small- and medium-sized businesses. LMCS operates through its syndication network to facilitate MCA funding by connecting a network of MCA originators with syndicate participants who provide those originators with capital by purchasing participation interests in funded MCAs. LMCS utilizes its expertise in the MCA industry to provide reporting and other administrative services to its syndication network.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for as a business combination. Accordingly, the tangible and identifiable intangible assets acquired, and liabilities assumed were recorded at their estimated fair value as of the date of acquisition, with the residual purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to establishing market presence in the MCA sector. The goodwill is deductible for income tax purposes, as the transaction was an asset acquisition for income tax purposes. Acquisition costs of $300,000 were expensed in the period incurred and are included in acquisition-related costs as general and administrative operating expenses in the Company’s consolidated statement of operations.

The acquisition-date fair value of the consideration transferred is as follows (amounts in thousands):

Cash consideration	$1,212
Equity consideration - 20% membership interest in LMCS	893
Equity consideration - warrants to purchase CCUR common stock	200
Fair value of contingent consideration	2,160
Total purchase consideration	$4,465

The fair value of the 20% membership interest in LMCS issued to Old LuxeMark as part of the Purchase Agreement was determined based on the transaction price attributable to the rollover equity participants.

The fair value of common stock purchase warrants issued as part of the Purchase Agreement entitles the holders to purchase from the Company an aggregate amount of 444,361 common shares once vested. Vesting is dependent upon LMCS achieving certain performance levels. The warrants expire in ten years and are exercisable at $6.50 per share. The warrants were valued utilizing the Black-Scholes model. In addition, the Company used a Monte-Carlo simulation model to determine the number of performance-based warrants that are expected to vest. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. The concluded value of $200,000 represents the mean of those results. Warrants are included within contingent consideration on the consolidated balance sheet due to the associated contingencies.

The Purchase Agreement requires the Company to pay to Old LuxeMark four earnout payments of up to $1,000,000 each if fully earned through the achievement of agreed-upon distributable net income (“DNI”) thresholds. The earnout payments are calculated based on DNI for each of the calendar years ending on December 31, 2019, 2020, 2021, and 2022. The Company utilized a Monte Carlo simulation technique to value performance-based contingent consideration, the same methodology used to determine the number of performance-based warrants that are expected to vest, the vesting of which is tied to the same performance-based DNI benchmarks as the contingent consideration. This analysis resulted in $2,360,000 of contingent consideration as of the acquisition date. During the fourth quarter of our fiscal year 2019, we recorded a $730,000 increase in the contingent consideration liability, based on updated estimates of projected DNI, through our statement of operations. As of June 30, 2019, $750,000 of the contingent consideration accrual was reported as a current liability, with the remaining $2,340,000 reported as a non-current liability.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

Accounts receivable	$153
Intangible assets	3,090
Goodwill	1,260
Total assets acquired	4,503

Accrued commission	38
Total liabilities assumed	38
Net assets acquired	$4,465

The fair values of intangible assets, including the trade name, non-competition agreements, and investor/funder relationships, were determined using variations of the income approach. We employed the relief from royalty methodology to value the trade name, the with or without methodology to value the non-competition agreements, and the multi-period excess earnings method to value the investor/ funder relationships. Varying discount rates were also applied to the projected net cash flows and EBITDA as applicable to valuation methodology. We believe the assumptions are representative of those a market participant would use in estimating fair value. The acquisition-date fair value and weighted-average amortization periods of intangible assets was as follows ($ amounts in thousands):

		Weighted-Average
	Fair Value	Amortization Period (Years)
Trade name	$180	10.0
Non-competition agreements	790	5.0
Investor/funder relationships	2,120	7.0
Total	$3,090	6.7

The amounts of LMCS’s revenue and earnings included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2019, and the revenue and earnings of the combined entity had the acquisition date been July 1, 2017, are as follows.

	Revenue	Income (loss) from continuing operations
	(Amounts in thousands)

Actual from February 13, 2019 to June 30, 2019	$2,004	$(656)

Supplemental pro forma for the period from:

July 1, 2018 to June 30, 2019	$4,605	$1,229

July 1, 2017 to June 30, 2018	$715	$(7,158)

Supplemental pro-forma loss from continuing operations for the fiscal year ended June 30, 2019 was adjusted to exclude approximately $300,000 of acquisition-related costs incurred in the fiscal year ended June 30, 2019. Supplemental pro-forma loss from continuing operations for the fiscal year ended June 30, 2018 was adjusted to include these charges. We finalized the purchase accounting as of June 30, 2019, increasing goodwill by $265,000, increasing definite-lived intangibles by $360,000, and increasing contingent consideration by $500,000 over the provisional amounts recorded during the third quarter of our fiscal year 2019. Additionally, based upon new facts and circumstances that arose subsequent to the acquisition date, we recorded an additional $730,000 of contingent consideration through our statement of operations during the fourth quarter of our fiscal year 2019.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segments

We operate in two segments: (i) MCA operations, conducted primarily through LMCS, and (ii) real estate operations, conducted primarily through Recur. LMCS, which we established in January 2019, operates through its syndication network to facilitate MCA funding by connecting and administering the relationships among a network of MCA originators with syndicate participants who provide those originators with capital by purchasing participation interests in funded MCAs, in exchange for a fee. In addition, LMCS generates income by directly funding MCAs, which generates fee income, and by providing loans to MCA originators to fund the MCAs themselves, which generates interest income.

Through Recur, which we established in September 2018, we conduct, hold, and manage our existing and future real estate operations.

Our President and Chief Executive Officer is our chief operating decision maker (the “CODM”). Our CODM uses revenue and operating income to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects segment revenue less operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses. All of our principal operations and assets are located in the United States.

Segment operating results are as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

Segment revenue:
MCA	$2,597	$54
Real estate and commercial lending	859	-
Total revenues	3,456	54

Segment operating expenses:
MCA	2,567	-
Real estate and commercial lending	-	-
Add:
Corporate expenses	3,646	7,370
Consolidated operating expenses	6,213	7,370

Segment operating income (loss):
MCA	30	54
Real estate and commercial lending	859	-
Add:
Corporate	(3,646)	(7,370)
Consolidated operating loss	$(2,757)	$(7,316)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment assets are as follows:

	June 30,	June 30,
	2019	2018
	(Amounts in thousands)

Segment assets:
MCA	$18,277	$-
Real estate and commercial lending	7,379	4,405
Add:
Corporate assets	47,190	56,901
Corporate intercompany loan to MCA	(10,372)	-
Total consolidated assets	$62,474	$61,306

15.	Leases

The Company leases office space in two locations: (i) Duluth, Georgia, and (ii) New York City, New York. The Duluth, Georgia lease is a one-year lease that expires on December 31, 2019 and the New York City, New York lease expires in 2023. We prospectively adopted ASU 2016-02 effective for the fiscal year ended June 30, 2019. For leases with a term of 12 months or less, we made an accounting policy election not to recognize lease assets and lease liabilities. The following information represents the amounts included in the financial statements related to leases:

	Fiscal Year Ended June 30,
	2019	2018
	(Amounts in thousands)

Operating lease cost	$56	$28
Total lease cost	$56	$28

Gross sublease income	33	-
Operating cash flows from operating leases	(23)	(28)
Right-of-use assets obtained in exchange for new operating lease liabilities	549	-
Weighted-average remaining lease for new operating lease liabilities term - operating leases	41 months	N/A
Weighted-average discount rate - operating leases	6.50%	N/A

Operating lease cost is reported as part of general and administrative expenses on the consolidated statement of operations. Sublease income is reported as a reduction of general and administrative expenses on the consolidated statement of operations. Operating cash flows from leases are reported as part of net income on the consolidated statement of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities are reported as part of other long-term assets on the consolidated balance sheet. The short-term portions of the operating lease liabilities are reported as part of accounts payable and accrued expenses on the consolidated balance sheet. The long-term portions of the operating lease liabilities are reported as part of other long-term liabilities on the consolidated balance sheet.

Lease payments for operating leases for the next five years are as follows:

Fiscal Year Ending June 30	Amount

2020	$201,000
2021	183,000
2022	183,000
2023	46,000

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total lease liability on the balance sheet as of June 30, 2019 is $537,000. Total expected interest expense related to the lease is $58,000.

16.	Commitments and Contingencies and Related Party Transactions

Severance Arrangements

Pursuant to the terms of the employment agreements with our Chief Executive Officer, Chief Financial Officer and other senior employees, employment may be terminated either by the respective employee or by the Company at any time. In the event an agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, the terminated employee will receive severance compensation for a period from six to 12 months, depending on the employee, and bonus severance. Additionally, if terminated, our Chief Executive Officer, Chief Financial Officer and certain other senior executives will be entitled to COBRA continuation coverage under the Company’s hospitalization and medical plan for the 12-month period following termination. At June 30, 2019, the maximum contingent liability under these agreements was $1,062,000.

In February 2019, the Company entered into a management agreement (as amended, the “Management Agreement”) with CIDM LLC (“CIDM” or the “Asset Manager”) under which CIDM will provide consulting services and advice to the Board of Directors and the Company’s management regarding asset allocation and acquisition strategy. CIDM exclusively manages the Company’s portfolio of publicly-traded investments in order to better position the Company to increase its return on assets. CIDM is an affiliate of the Company’s largest stockholder, JDS1, LLC. Under the terms of the Management Agreement, in addition to a quarterly cash payment to compensate CIDM for expenses incurred in connection with providing these services, the Company pays for these services through the issuance of cash-settled stock appreciation rights (“SARs”). Based on the terms of the SARs and the Management Agreement, CIDM may not exercise the SARs unless there are certain qualifying changes of control of the Company (which does not include any change of control related to the stock ownership of CIDM or its affiliates). CIDM and its affiliates will be subject to standard trading restrictions and standstill provisions while the Management Agreement is active. The Company issued 79,482 SARs during our fiscal year 2019 and, based upon the Company’s total assets as of June 30, 2019, we expect to issue an additional 83,299 SARs to CIDM during the first quarter of our fiscal year 2020. The contingent liability associated with this cash-settled SAR commitment is dependent on certain change-of-control events and is not limited.

SCHEDULE IV

CCUR HOLDINGS, INC.

MORTGAGE LOANS ON REAL ESTATE

Description	Property Type	Contractual Interest Rate	Maturity Date	Periodic Payment	Face Amount	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
					(Amounts in thousands)

First Mortgages:
Loan A	Commercial Manufacturing	12.0%	6/6/23	Interest Only, Balloon Final	1,000	930	-
Loan B	Residential Predevelopment	10.0%	7/1/19	Interest Only, Balloon Final	1,400	1,400	1,400
Loan C	Residential Predevelopment	10.0%	5/19/20	Milestone	1,795	1,784	-
Total Loans		10.5%	weighted avg. rate		$4,195	$4,114	$1,400

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCUR HOLDINGS, INC. (Registrant)

By:	/s/ Wayne Barr, Jr.
Wayne Barr, Jr.
Chairman of the Board, President and Chief Executive Officer

Date: August 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 2019.

NAME	TITLE

/s/ Wayne Barr, Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Wayne Barr, Jr.

/s/ Warren Sutherland	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Warren Sutherland

/s/ David Nicol	Director
David Nicol

/s/ Steven G. Singer	Director
Steven G. Singer

