Form 10-Q
period 2019-09-30
CCUR Holdings, Inc.
filed 2019-11-01
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-37706

_____________

CCUR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_____________

Delaware	04-2735766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4375 River Green Parkway, Suite 210, Duluth, Georgia 30096

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 305-6434

_____________

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

Yes ☐          No ☑

Number of shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 31, 2019 was 8,923,657.

CCUR Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2019

Part I - Financial Information

Item 1.	Financial Statements

CCUR Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$8,767	$8,083
Equity securities, fair value	6,991	7,405
Fixed maturity securities, available-for-sale, fair value	22,785	20,393
Current maturities of mortgage and commercial loans receivable	2,418	3,184
Advances receivable, net	7,660	9,389
Prepaid expenses and other current assets	2,256	1,779
Total current assets	50,877	50,233

Land investment	3,527	3,265
Deferred income taxes, net	475	475
Mortgage and commercial loans receivable, net of current maturities	6,460	3,680
Definite-lived intangibles, net	2,791	2,910
Goodwill	1,260	1,260
Other long-term assets, net	608	651
Total assets	$65,998	$62,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$702	$660
Contingent consideration, current	750	750
Total current liabilities	1,452	1,410

Long-term liabilities:
Pension liability	3,979	4,136
Contingent consideration, long-term	2,350	2,340
Long-term debt	1,600	1,600
Other long-term liabilities	584	632
Total liabilities	9,965	10,118

Commitments and contingencies (Note 14)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,756,156 issued and outstanding at both September 30, 2019, and June 30, 2019	87	87
Capital in excess of par value	208,980	208,881
Non-controlling interest	917	762
Accumulated deficit	(147,389)	(150,795)
Accumulated other comprehensive loss	(6,562)	(6,579)
Total stockholders' equity	56,033	52,356
Total liabilities, non-controlling interest, and stockholders' equity	$65,998	$62,474

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2019	2018
Revenues:
Merchant cash advance fees and other revenue	$1,448	$-
Interest on mortgage and commercial loans	283	131
Total revenues	1,731	131
Operating expenses:
Sales and marketing	305	-
General and administrative	1,029	835
Change in fair value of contingent consideration	10	-
Amortization of purchased intangibles	120	-
Provision for credit losses on advances	216	-
Total operating expenses	1,680	835
Operating income (loss)	51	(704)

Other interest income	2,137	880
Dividend income	21	64
Realized gain on investments, net	1,076	201
Unrealized gain (loss) on equity securities, net	469	(457)
Other (expense) income, net	(20)	15
Income (loss) before income taxes	3,734	(1)

Provision for income taxes	173	2

Net income (loss)	3,561	(3)

Less: Net income attributable to non-controlling interest	(155)	-
		$-
Net income (loss) attributable to CCUR Holdings, Inc. stockholders	$3,406	$(3)
Basic and diluted earnings (loss) per share:
Net income (loss) attributable to CCUR Holdings, Inc. stockholders	$0.39	$-

Weighted average shares outstanding - basic	8,756,156	9,105,527
Weighted average shares outstanding - diluted	8,809,572	9,105,527

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF COMPREHENSIVE IncomE (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2019	2018
Net income (loss)	$3,561	$(3)

Other comprehensive income (loss):
Net unrealized loss on available for sale investments	(171)	(877)
Foreign currency translation adjustment	98	13
Pension and post-retirement benefits, net of tax	90	26
Other comprehensive income (loss):	17	(838)
Comprehensive income (loss)	3,578	(841)
Comprehensive income attributable to non-controlling interest	(155)	-
Comprehensive income (loss) attributable to CCUR Holdings, Inc. stockholders	$3,423	$(841)

The accompanying notes are an integral part of the consolidated financial statements ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended September 30, 2019
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2019	8,756,156	$87	$208,881	$(150,795)	$(6,579)	$762	$52,356
Share-based compensation expense			99				99
Other comprehensive income, net of taxes:
Net income				3,406		155	3,561
Unrealized loss on available-for-sale investments					(171)		(171)
Foreign currency translation adjustment					98		98
Pension plan					90		90
Total comprehensive income							3,578
Balance at September 30, 2019	8,756,156	$87	$208,980	$(147,389)	$(6,562)	$917	$56,033

	Three Months Ended September 30, 2018
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2018	9,117,077	$91	$210,083	$(151,795)	$(2,313)	$-	$56,066
Adoption of ASU 2016-01				318	(318)		-
Share-based compensation expense			59				59
Repurchase and retirement of stock	(23,008)		(115)				(115)
Other comprehensive loss, net of taxes:
Net loss				(3)			(3)
Unrealized loss on available-for-sale investments					(877)		(877)
Foreign currency translation adjustment					13		13
Pension plan					26		26
Total comprehensive loss							(841)
Balance at September 30, 2018	9,094,069	$91	$210,027	$(151,480)	$(3,469)	$-	$55,169

The accompanying notes are an integral part of the consolidated financial statements.

 ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,561	$(3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	121	-
Share-based compensation	99	59
Provision for credit losses on advances	216	-
Non-cash accretion of interest income	(1,176)	(253)
Payment-in-kind interest income	(244)	(203)
Realized (gain) loss on investments, net	(1,076)	256
Unrealized gain on investments, net	(470)	-
Change in fair value of contingent consideration	10	-
(Increase) decrease in assets:
Prepaid expenses and other current assets	(564)	284
Other long-term assets	10	9
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	45	(301)
Pension and other long-term liabilities	5	26
Net cash provided by (used in) operating activities	537	(126)

Cash flows provided by investing activities:
Additions to land investment	(262)	-
Additions to property and equipment	(4)	(6)
Origination and fundings of mortgage and commercial loans receivable	(2,750)	(415)
Collections of mortgage and commercial loans receivable	769	-
Fundings of cash advances receivable	(6,189)	(2,000)
Collections of cash advances receivable	7,756	-
Proceeds from sale or maturity of securities	2,202	6,167
Purchases of securities	(1,385)	(1,635)
Net cash provided by investing activities	137	2,111

Cash flows used in financing activities:
Purchase of common stock for retirement	-	(115)
Net cash used in financing activities	-	(115)

Effect of exchange rates on cash and cash equivalents	10	(4)

Increase in cash and cash equivalents	684	1,866
Cash and cash equivalents - beginning of year	8,083	32,992
Cash and cash equivalents - end of period	$8,767	$34,858

Cash paid during the year for:
Interest	$21	$-
Income taxes, net of refunds	$85	$210

The accompanying notes are an integral part of the consolidated financial statements.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business and Basis of Presentation

References herein to “CCUR Holdings,” the “Company,” “we,” “us,” or “our” refer to CCUR Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context specifically indicates otherwise.

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

With the formation of LMCS and the acquisition of the Old LuxeMark operating assets, we now have two operating segments: (i) “MCA Operations”, conducted through LMCS, and (ii) “Real Estate Operations”, conducted by Recur. In addition to our operating segments, we derive a significant amount of our net income from our investments in debt and equity securities. See “Note 3. Investments” to the accompanying consolidated financial statements for more information.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of June 30, 2019 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on August 28, 2019.

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except for those as described below.

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

We have the intent and ability to hold these loans to maturity or payoff and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of September 30, 2019, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land Investment

Land investment assets are stated at acquired cost. Pre-acquisition and development costs are capitalized. Gains and losses resulting from the disposition of real estate are included in operations. As of September 30, 2019, all land held by the Company is considered to be held for use and development.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Weighted-average common share equivalents of 9,757 and 31,665 for the three months ended September 30, 2019 and 2018, respectively, were excluded from the calculation, as their effect would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Basic weighted average number of shares outstanding	8,756,156	9,105,527
Effect of dilutive securities:
Restricted stock	53,416	-
Diluted weighted average number of shares outstanding	8,809,572	9,105,527

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

Our investment portfolio consists of money market funds, equity securities, and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading or held-to-maturity investments. Our marketable securities, other than warrants and equity securities, are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Warrants to purchase stock are held as trading securities and are reported at fair value with gains and losses reported within the accompanying consolidated statements of operations. Interest on securities is recorded in interest income. Dividends paid by securities are recorded in dividend income. Any realized gains or losses are reported in the accompanying consolidated statements of operations. Equity securities are reported at fair value, with unrealized gains and losses resulting from adjustments to fair value reported within our consolidated statements of operations.

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

We also use Level 3 inputs to determine the fair value of our contingent consideration and common stock purchase warrants related to the LuxeMark Acquisition. The Company uses a Monte Carlo simulation technique to value the performance-based contingent consideration and common stock purchase warrants. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. The concluded values represent the means of those results.

We provide fair value measurement disclosures of our securities in accordance with one of the three levels of fair value measurement. Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019 and June 30, 2019 are as follows:

	As of September 30, 2019 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)

Cash	$3,697	$3,697	$-	$-
Money market funds	5,070	5,070	-	-
Cash and cash equivalents	$8,767	$8,767	$-	$-

Common stock	$4,108	$4,108	$-	$-
Preferred stock	2,883	-	-	2,883
Equity investments	$6,991	$4,108	$-	$2,883

Corporate debt	22,785	-	22,785	-
Available-for-sale investments	$22,785	$-	$22,785	$-

Contingent consideration - cash earn-out	$2,990	$-	$-	$2,990
Contingent consideration - warrants	110	-	-	110
Liabilities	$3,100	$-	$-	$3,100

	As of June 30, 2019 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)

Cash	$5,223	$5,223	$-	$-
Money market funds	2,860	2,860	-	-
Cash and cash equivalents	$8,083	$8,083	$-	$-

Common stock warrants	$1	$1	$-	$-
Common stock	4,521	4,521	-	-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,405	$4,522	$-	$2,883

Corporate debt	$20,393	$-	$20,393	$-
Available-for-sale investments	$20,393	$-	$20,393	$-

Contingent consideration - cash earn-out	$2,890	$-	$-	$2,890
Contingent consideration - warrants	200	-	-	200
Liabilities	$3,090	$-	$-	$3,090

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of certain financial instruments, including cash equivalents and MCAs, approximate their fair values due to their short-term nature. The following table provides a reconciliation of the beginning and ending balances for the Company’s assets and obligations measured at fair value using Level 3 inputs:

	Assets	Obligations
	Preferred	Contingent
	Stock	Consideration
	(Amounts in thousands)
Balance at June 30, 2019	$2,883	$3,090
Fair value adjustment to contingent consideration	-	10
Balance at September 30, 2019	$2,883	$3,100

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(Amounts in thousands)
Equity securities, fair value
Preferred stock	$ 2,883	cost, or observable price changes	not applicable	not applicable

Contingent consideration
Contingent cash payments	$ 2,990	Monte Carlo simulations	discount rate	12.0%
			expected volatility	25.0%
			drift rate	1.6%
			credit spread	8.0%

Contingent warrants	$ 110	Black-Scholes, Monte Carlo simulations	expected term	5.62 years
			expected volatility	25.0%
			risk free rate	1.6%
			dividend yield	0.0%

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(Amounts in thousands)
Equity securities, fair value
Preferred stock	$ 2,883	cost, or observable price changes	not applicable	not applicable

Contingent consideration
Contingent cash payments	$ 2,890	Monte Carlo simulations	discount rate	12.0%
			expected volatility	25.0%
			drift rate	1.7%
			credit spread	8.0%

Contingent warrants	$ 200	Black-Scholes, Monte Carlo simulations	expected term	6.25 years
			expected volatility	30.0%
			risk free rate	2.6%
			dividend yield	0.0%

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Recent Accounting Guidance

Recently Issued and Adopted Accounting Guidance

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), on the recognition of lease assets and lease liabilities on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to the recognition of lease assets and lease liabilities. We early adopted the new guidance effective June 30, 2019 as further disclosed in Note 13 to these financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) (“ASU 2018-02”), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent United States federal tax reforms to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We adopted the new guidance effective July 1, 2019 with no material impact on our consolidated financial statements or disclosures.

Recent Accounting Guidance Not Yet Adopted

The recent accounting guidance not yet adopted is consistent with the information provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments

Fixed-Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed-maturity and equity securities:

September 30, 2019	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock and common stock options	$4,823	$769	$(1,484)	$4,108
Common stock warrants	288	-	(288)	-
Preferred stock	2,883	-	-	2,883
Total equity securities	$7,994	$769	$(1,772)	$6,991

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$28,324	$-	$(5,539)	$22,785
Total fixed-maturity securities	$28,324	$-	$(5,539)	$22,785

June 30, 2019	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock	$5,706	$-	$(1,185)	$4,521
Common stock warrants	288	-	(287)	1
Preferred stock	2,883	-	-	2,883
Total equity securities	$8,877	$-	$(1,472)	$7,405

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	25,761	-	(5,368)	20,393
Total fixed-maturity securities	$25,761	$-	$(5,368)	$20,393

During the three months ended September 30, 2019, we reported a $469,000 unrealized gain on equity securities, net within our consolidated statement of operations. Additionally, we reported a $1,076,000 realized gain on the sale of debt and equity securities within our consolidated statement of operations.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Fixed-Maturity Securities Available-for-Sale

The amortized cost and fair values of fixed-maturity securities available for sale as of September 30, 2019 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Amounts in thousands)
Fixed-maturity securities
Due after one year through three years	$20,391	$15,473
Due after three years through five years	-	-
Due after five years through 10 years	7,933	7,312
Total fixed-maturity securities	$28,324	$22,785

4.	Commercial Mortgage and Other Loans Receivable

We had $8,878,000 of commercial loan assets as of September 30, 2019, of which $3,378,000 are mortgage loans secured by real property in certain markets throughout the United States. Mortgage loan activity for the three months ended September 30, 2019 is as follows:

			Provision
	Principal	Deferred	for Loan	Carrying
Mortgage Loans Receivable	Balance	Fees	Loss	Value
	(Amounts in thousands)
Balance at July 1, 2019	$4,195	$(81)	$-	$4,114
Additions during the period:
Amortization of deferred fees	-	33	-	33
Deductions during the period:
Collections of principal	(769)	-	-	(769)
Balance at September 30, 2019	$3,426	$(48)	$-	$3,378

On July 1, 2019, a commercial mortgage loan in the amount of $1,400,000 defaulted. We do not believe the value of this loan is impaired, as the appraised value of the underlying property exceeds the outstanding balance of the mortgage. We are currently pursuing foreclosure and sale of this property to settle the outstanding debt.

Commercial loan/credit facility activity for the period is as follows (amounts in thousands):

Other Loans Receivable	Carrying Value
Balance at July 1, 2019	$2,750
Additions during the period:
Borrowings	2,750
Balance at September 30, 2019	$5,500

During the fourth quarter of our fiscal year 2019 we originated commercial loans in an aggregate principal amount of $2,750,000 to an MCA originator. During the first three months of our fiscal year 2020 we loaned an additional $2,750,000 to the same MCA originator with the same terms as the loans issued in the fourth quarter of our fiscal year 2019. These commercial loans have two-year terms and interest is charged at a rate of 17.0% per annum on the outstanding balances.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Advances Receivable, net

Total advances receivable, net consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value
	(Amounts in thousands)
Merchant cash advances	$5,301	$-	$(560)	$4,741
Aviation advance	3,000	(81)	-	2,919
Advances receivable, net	$8,301	$(81)	$(560)	$7,660

As of September 30, 2019, 92% of merchant cash advances were originated through two MCA funders.

Changes in the allowance for MCA credit losses are as follows (amounts in thousands):

Allowance for credit losses, July 1, 2019	$736
Provision for credit losses	216
Receivables charged off	(520)
Recoveries of receivables previously charged off	128
Allowance for credit losses, September 30, 2019	$560

During the three months ended September 30, 2019, we provided $3,000,000 of cash advances to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to one month, in exchange for paying us an upfront fee and a guaranty of the full repayment obligation from the principal of the third-party business. These prepaid fees are netted against the principal balance, earned over the one-month advance period, and are reported as part of MCA income within the statement of operations. Each quarter, we review the carrying value of this cash advance, and determine if an impairment reserve is necessary.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2019	June 30, 2019
	(Amounts in thousands)
Accounts payable, trade	$227	$221
Accrued payroll, vacation and other employee expenses	216	56
Unrecognized income from research and development tax credits	35	35
Other accrued expenses	224	348
Total accounts payable and accrued expenses	$702	$660

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Pensions

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	(Amounts in thousands)
Net Periodic Benefit Cost
Interest cost	$7	$15
Expected return on plan assets	(1)	(1)
Recognized actuarial loss	22	16
Net periodic benefit cost	$28	$30

8.	Term Loan

In fiscal year 2019, we entered into an 18-month, $1,600,000 term loan with a commercial bank to finance part of a land purchase for the purpose of developing and reselling the land. The term loan has an interest rate of 2.75% plus the one-month London Interbank Offered Rate (“LIBOR”), 4.78% at September 30, 2019, with interest-only payments due monthly. All principal and any unpaid interest are due in full upon maturity in November 2020. As of September 30, 2019, we have capitalized $25,000 of interest from this loan as part of the land cost.

9.	Income Taxes

The Company and its subsidiaries file income tax returns in the U. S. federal jurisdiction and in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U. S. federal, state, and local, or non-U. S. income tax examinations by tax authorities for fiscal years before 1999.

The domestic and foreign components of income (loss) from continuing operations before the provision for income taxes are as follows:

	Three Months Ended September 30,
	2019	2018
	(Amounts in thousands)
United States	$3,774	$42
Foreign	(40)	(43)
Income (loss) from continuing operations	$3,734	$(1)

The components of the provision for income taxes are as follows:

	Three Months Ended September 30,
	2019	2018
	(Amounts in thousands)
Domestic	$173	$2
Foreign	-	-
Total	$173	$2

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The domestic tax expense for the period ended September 30, 2019 differs from the prior year period due to the significant increase in income from our investment and MCA activities. The expense primarily relates to state taxes on taxable income in states where we do not currently have available net operating losses (“NOLs”).

NOLs

As of June 30, 2019, we had U.S. federal NOL carryforwards of approximately $56,789,000 for income tax purposes, of which none expire in our fiscal year 2020, and the remainder expire at various dates through our fiscal year 2037; however, with the enactment of the Tax Cuts and Jobs Act (the “TCJA”) on December 22, 2017, federal NOLs generated in taxable years beginning after December 31, 2017 now have no expiration date. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these NOLs. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2019; therefore, the NOLs will not be subject to limitation under Section 382. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset.

Of the $56,789,000 of aforementioned U.S. federal NOLs, $11,189,000 represents acquired NOLs from a prior acquisition in fiscal year 2006. Additionally, we had $140,000 of acquired research and development credits from this acquisition. The benefits associated with these acquired losses and tax credits were subject to limitation under Sections 382 and 383 of the IRC as of the date of acquisition. We completed an evaluation of the potential effect of Sections 382 and 383 on our ability to utilize these acquired NOLs and credits. The study concluded that the limitations imposed by Sections 382 and 383 would not limit our ability to utilize these acquired tax attributes prior to their expiration.

As of June 30, 2019, we had state NOLs of $29,977,000 and foreign NOLs of $8,296,000. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2020 and fiscal year 2037. The foreign NOLs expire according to the rules of each country. As of June 30, 2019, the foreign NOLs can be carried forward indefinitely in each country, although some countries do restrict the amount of NOL that can be used in a given tax year.

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2019, we maintained a full valuation allowance on our net deferred tax assets in all jurisdictions, with the exception of the $950,000 alternative minimum tax (“AMT”) credit carryforward that is now considered refundable in post-fiscal year 2019 after the enactment of the TCJA. The Company has a total of $950,000 in federal AMT credit carryforward, which has an indefinite life and will be 50% refundable on the Company’s June 30, 2019 tax return, with the remainder being refundable by fiscal year 2022. We have classified $475,000 of the alternative minimum tax credit to an income tax receivable account. We do not have sufficient evidence of future income to conclude that it is more likely than not that the Company will realize its entire deferred tax inventory in any of its jurisdictions (United States and Germany). Therefore, we have recognized a full valuation allowance on the Company’s deferred tax inventory, other than the alternative minimum tax credit. We reevaluate our conclusions regarding the valuation allowance quarterly and will make appropriate adjustments as necessary in the period in which significant changes occur.

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months ended September 30, 2019.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our Amended and Restated 2011 Stock Incentive Plan (the “Stock Plan”) became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011. At September 30, 2019, there were 787,219 shares available for future grants.

We recorded $99,000 and $59,000 to general and administrative expense for stock-based compensation related to the issuance of stock options and restricted stock to employees and board members during the three months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, we had 167,500 service-condition restricted stock awards outstanding, of which none had vested, at a weighted-average grant date fair value of $4.15.

Stock-based compensation expense for the three months ended September 30, 2019 and 2018 resulted from vesting of shares over their respective vesting periods. Total remaining compensation cost of restricted stock awards issued but not yet vested as of September 30, 2019 is $369,000, which is expected to be recognized over the weighted average period of 2.3 years.

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

As of September 30, 2019, we had 15,000 stock options outstanding, of which 5,000 options had vested and were exercisable, at a weighted-average exercise price of $5.42, with a weighted-average remaining contractual term of 8.64 years.

The total intrinsic value of options both outstanding and exercisable was nil for the three months ended September 30, 2019 and 2018. Total remaining compensation cost of stock options granted, but not yet vested, at September 30, 2019 is $8,000, which is expected to be recognized over the weighted average remaining period of 1.4 years. We generally issue new shares to satisfy option exercises. During the three months ended September 30, 2019 and 2018, there were no exercises of stock options.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of taxes, for the three months ended September 30, 2019:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Loss on Investments	Total
	(Amounts in thousands)
Balance at June 30, 2019	$(1,707)	$496	$(5,368)	$(6,579)
Net current period other comprehensive income (loss)	90	98	(171)	17
Balance at September 30, 2019	$(1,617)	$594	$(5,539)	$(6,562)

12.	Segments

We operate in two segments: (i) “MCA Operations”, conducted primarily through LMCS, and (ii) “Real Estate Operations”, conducted primarily through Recur.

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

Segment operating results are as follows:

	Three Months Ended September 30,
	2019	2018
	(Amounts in thousands)

Segment revenue:
MCA advance income	$805	$-
Syndication fees	550	-
MCA funder loan income	204	-
Other MCA revenue	93	-
MCA operations revenues	1,652	-
Real estate operations revenues	79	131
Consolidated revenues	1,731	131

Segment operating expenses:
MCA operations expenses	789	-
Real estate operations expenses	-	-
Add:
Corporate expenses	891	835
Consolidated operating expenses	1,680	835

Segment operating income (loss):
MCA operations	863	-
Real estate operations	79	131
Add:
Corporate	(891)	(835)
Consolidated operating income (loss)	$51	$(704)

Segment assets are as follows:

	September 30, 2019	June 30, 2019
	(Amounts in thousands)
Segment assets:
MCA operations	$19,240	$18,277
Real estate operations	6,905	7,379
Add:
Corporate assets	50,152	47,190
Corporate intercompany loan to MCA	(10,299)	(10,372)
Total consolidated assets	$65,998	$62,474

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Leases

The Company leases office space in two locations: (i) Duluth, Georgia, and (ii) New York City, New York. The Duluth, Georgia lease expires on December 31, 2019 and the New York City, New York lease expires in 2023. We prospectively adopted ASU 2016-02 effective for the fiscal year ended June 30, 2019. For leases with a term of 12 months or less, we made an accounting policy election not to recognize lease assets and lease liabilities. The following information represents the amounts included in the financial statements related to leases:

	Three Months Ended September 30,
	2019	2018
	(Amounts in thousands)
Operating lease cost	$54	$1
Total lease cost	$54	$1

Gross sublease income	52	-
Operating cash flows from operating leases	(2)	(1)
Right-of-use assets obtained in exchange for new operating lease liabilities	-	-
Weighted-average remaining lease term - operating leases	38 months	N/A
Weighted-average discount rate - operating leases	6.50%	N/A

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

At September 30, 2019, lease payments for operating leases for the next five years are as follows:

Fiscal Year Ending June 30	Amount
2020	$146,000
2021	183,000
2022	183,000
2023	46,000

The total lease liability on the balance sheet as of September 30, 2019 is $499,000. Total unrecognized expected interest expense related to the lease is $49,000.

14.	Commitments and Contingencies and Related Party Transactions

Severance Arrangements

Pursuant to the terms of the employment agreements with our Chief Executive Officer, Chief Financial Officer, and other senior employees, employment may be terminated either by the respective employee or by the Company at any time. In the event an agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, the terminated employee will receive severance compensation for a period from six to 12 months, depending on the employee, and bonus severance. Additionally, if terminated, our Chief Executive Officer, Chief Financial Officer and certain other senior executives will be entitled to Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage under the Company’s hospitalization and medical plan for the 12-month period following termination. At September 30, 2019, the maximum contingent liability under these agreements was $1,062,000.

In February 2019, the Company entered into a management agreement (as amended, the “Management Agreement”) with CIDM LLC (“CIDM” or the “Asset Manager”) under which CIDM provides consulting services and advice to the Board of Directors and the Company’s management regarding asset allocation and acquisition strategy. CIDM exclusively manages the Company’s portfolio of publicly-traded investments and subject to the terms of the Management Agreement and the guidelines set forth therein, maintains investment authority over such portfolio, in order to better position the Company to increase its return on assets. CIDM is an affiliate of the Company’s largest stockholder, JDS1, LLC. Under the terms of the Management Agreement, in addition to a quarterly cash payment to compensate CIDM for expenses incurred in connection with providing these services, the Company pays for these services through the issuance of cash-settled stock appreciation rights (“SARs”). Based on the terms of the SARs and the Management Agreement, CIDM may not exercise the SARs unless there are certain qualifying changes of control of the Company (which does not include any change of control related to the stock ownership of CIDM or its affiliates). CIDM and its affiliates will be subject to standard trading restrictions and standstill provisions while the Management Agreement is active. Based upon the Company’s total assets as of September 30, 2019, we expect to issue an additional 87,997 SARs to CIDM during the second quarter of our fiscal year 2020. The contingent liability associated with this cash-settled SAR commitment is dependent on certain change-of-control events and is not limited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled “Cautionary Statement Regarding Forward-Looking Statements,” in the section below entitled “Item 1A. Risk Factors,” and in other filings made with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2019.

References herein to “CCUR Holdings,” the “Company,” “we,” “us,” or “our” refer to CCUR Holdings, Inc. and its subsidiaries, unless the context specifically indicates otherwise.

Overview

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. As of September 30, 2019, we had two existing operating segments: (i) merchant cash advance (“MCA”) operations, conducted through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

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

In addition to our real estate and MCA operating segments, we actively evaluate acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or establishment of a new operating segment, in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our net operating loss (“NOL”) carryforwards. We may also seek additional capital and financing to support the purchase of additional businesses and/or to provide additional working capital to further develop our operating segments. We believe that these activities will enable us to identify, acquire, and grow businesses and assets that will maximize value for all our stockholders.

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Results of Operations

We recognize revenue in accordance with the appropriate accounting guidance as described in our critical accounting policies. See the section titled “Application of Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2019. MCA revenue includes income from the discount at which we provide advances on future merchant receivables, as well as fees earned for sourcing both syndication capital and merchant leads for MCA funders. We generate revenue from interest on loans by entering into commercial loan agreements to fund third party funders in the MCA industry and real estate industry.

Sales and marketing expenses consist primarily of commissions, travel, employee salaries, benefits, and consulting fees.

General and administrative expenses consist primarily of salaries, benefits, overhead, management travel, administrative personnel, rent, information systems, insurance, accounting, legal services, board of director fees and expenses, and other professional services.

Other interest income is earned on cash overnight sweep accounts and money market deposits, as well as investments in debt securities. Interest income also includes accretion of discounts for which we purchased debt securities whereby such discount is amortized over the term of the debt security to its commitment value that will be due on the maturity date, as well as early repayment. Additionally, we earn payment-in-kind (“ PIK”) interest from one of our debt securities whereby interest is paid in the form of an increase in the commitment value due from the debt security issuer on the maturity date.

Three Months Ended September 30, 2019 in Comparison to the Three Months Ended September 30, 2018

Consolidated Results. During the three months ended September 30, 2019, we generated $1.7 million of total revenue, compared to $0.1 million in the quarter ended September 30, 2018, driven largely by the growth in our participation in the MCA industry. Our net income for the first quarter of fiscal year 2020 increased to $3.5 million, compared to a loss of $3.0 thousand in the first quarter of fiscal year 2019. This increase was attributable largely to an increase in our income before income tax driven by our MCA operations and our investments in certain debt and equity securities.

MCA Operations Segment Results. In December 2018, we began participating in the MCA industry by indirectly advancing funds to merchants through third-party originators. We generated $1.7 million of revenue from MCA operations during the three months ended September 30, 2019, compared to $0 in the during the three months ended September 30, 2018. Of that revenue, $0.8 million of revenue came from MCAs and $0.6 million of revenue was generated from syndication fee revenue from sourcing syndication capital and merchant leads for the MCA industry.

Real Estate Operations Revenues. We generated $0.1 million of revenue from real estate operations during the three months ended September 30, 2019, compared to $0.1 million during the three months ended September 30, 2018.

Interest on Mortgage and Commercial Loans. During the three months ended September 30, 2019, we had outstanding mortgage loans to three borrowers secured by commercial real estate. Additionally, as part of our MCA business, we originated $2.75 million of term loans to an MCA originator so that it may fund additional cash advances. Loans from our mortgage lending portfolio, and loans from our MCA business collectively, earned an annualized rate of 14.0% during the three months ended September 30, 2019. Segment information for interest income on loans is as follows:

	Three Months Ended September 30,
	2019	2018
	(Amounts in thousands)
Loans to MCA originators	$204	$-
All other mortgage and commercial loans	79	131
Interest income on loans	$283	$131

Sales and Marketing Expenses. During the third quarter of our fiscal year 2019, we began incurring sales and marketing expenses attributable to new business development resources that are focused on augmenting our current businesses and identifying potential new businesses. We incurred $0.1 million of these business development costs during the three months ended September 30, 2019, which are reported as part of our corporate operating expenses. Additionally, the principals of Old LuxeMark, who now lead the LMCS daily operations following closing of the LuxeMark Acquisition, are predominantly focused on generating incremental syndication fees and other MCA income for our MCA operations segment. As a result, our MCA operations segment incurred $0.2 million of sales and marketing expenses during the three months ended September 30, 2019.

General and Administrative Expenses. General and administrative expenses were $1.0 million for the three months ended September 30, 2019, a $0.2 million, or 23%, increase from the three months ended September 30, 2018. Salaries attributable to our MCA operations accounted for $0.1 million of the increase, as we did not have MCA operations in the prior year period. The remaining $0.1 million increase was due to corporate salaries from additional headcount and financial performance bonuses accrued during the three months ended September 30, 2019.

Change in Fair Value of Contingent Consideration. During the three months ended September 30, 2019, we recorded $10 thousand of incremental expenses related to our estimated contingent consideration payments to Old LuxeMark. The increase in estimated contingent consideration payments associated with the LuxeMark Acquisition resulted from updated estimates regarding the financial performance of LMCS. The new estimates are expected to impact our projected income for our MCA business favorably, and consequently increased our estimate of contingent consideration payable.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/funder relationships attributable to the LuxeMark Acquisition. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019 and no impairments of intangible assets were identified as of September 30, 2019.

Provision for Credit Losses on Advances. During the three months ended September 30, 2019, $0.2 million was provided for losses, based on the dollar amount of new MCAs that we entered into and mix of funders who we funded through. We did not record a provision for credit losses during the three months ended September 30, 2018 because we did not fund any MCAs during that period.

Other Interest Income. Other interest income includes interest from investments that are not a part of our real estate operations or MCA operations that we may originate or otherwise acquire. Other interest income specifically includes interest earned on cash and money market balances and investments in debt securities. The components of our interest income for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
	(Amounts in thousands)
Interest from cash deposits and debt securities	$717	$413
Accretion of discounts on purchased debt securities	1,176	252
Payment-in-kind interest	244	203
Other	-	12
Other interest income	$2,137	$880

Other interest income for the three months ended September 30, 2019 increased by $1.3 million, or 142.8%, compared to the three months ended September 30, 2018, due to higher yields on incremental investments in debt securities since September 30, 2019 and accretion of any discounts on these securities.

Dividend Income. Dividend income decreased by $43 thousand during the three months ended September 30, 2019, compared to the same period of the prior year, due to our sale of some of our dividend yielding equity securities since September 30, 2018.

Realized Gain on Investments, net. During the three months ended September 30, 2019, we sold investments in certain equity securities for which we recognized $1.1 million of net realized gains, as compared to $0.2 million of realized gains on the sale of certain equity and debt securities during the same period in the prior year.

Unrealized Gain (Loss) on Equity Securities, Net. During the three months ended September 30, 2019, we reported unrealized gain on equity securities, net, of $0.5 million, compared to a loss of $0.5 million during the three months ended September 30, 2018. Our unrealized gains (losses) on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date.

Income Tax Provision (Benefit). We reported $0.2 million of income tax expense for the three months ended September 30, 2019, primarily due to income earned in states where we do not have NOLs available to offset taxable income. Our available federal NOLs offset any taxable income for our fiscal year 2019, resulting in no net federal income tax expense for the current fiscal year.

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

Uses and Sources of Cash

Cash Flows from Operating Activities

We generated $0.5 million and used $0.1 million of cash for operating activities during the three months ended September 30, 2019 and 2018, respectively. Operating cash generated during the three months ended September 30, 2019 was primarily attributable to positive net income, adjusted for non-cash items, partially offset by timing of collection of interest income. Operating cash usage during the three months ended September 30, 2018 was primarily attributable to operating costs during the period exceeding cash generating income, as approximately $0.5 million of our income for the period was from non-cash accretion and PIK interest.

Cash Flows from Investing Activities

During the three months ended September 30, 2019 we generated $0.1 million of cash, net, from investing activities. Our net cash inflows were primarily driven by collecting more merchant payments than we redeployed to fund advances to merchants, resulting in $1.6 million of net cash inflows from MCAs during the period. Additionally, we generated net cash from debt and equity securities as we liquidated $0.8 million more in debt and equity securities than we invested during the three months ended September 30, 2019. Partially offsetting the net cash inflows from MCAs, debt and equity securities, we funded $2.0 million more in mortgage and commercial loans than we collected during the period, primarily attributable to new loans that we made to funders in the MCA industry. Remaining investing cash outflows during the three months ended September 30, 2019 resulted from our purchase of land parcels for development and resale.

During the three months ended September 30, 2018, we originated $1.8 million of short-term mortgage loans through Recur, of which $1.4 million was on deposit with an escrow agent at the end of the prior fiscal year. Additionally, we provided a $2.0 million cash advance to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to six months, in exchange for paying us an upfront fee. Our remaining investing activities consisted of $1.6 million in purchases and $6.2 million in maturities or sales of debt and equity securities for the purpose of funding our operating expenses as we continued to evolve our real estate operating business and actively search for additional operating businesses to acquire.

Cash Flows from Financing Activities

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We did not repurchase any shares during the three months ended September 30, 2019, compared to 23,008 shares of the Company’s common stock totaling $0.1 million during the three months ended September 30, 2018. All repurchased stock was retired. We may purchase up to 381,119 additional shares pursuant to our previously announced repurchase plan.

Liquidity

We had working capital (current assets less current liabilities) of $49.4 million at September 30, 2019, compared to working capital of $48.8 million at June 30, 2019. At September 30, 2019, we had no material commitments for capital expenditures.

As of September 30, 2019, less than 0.1% of our cash was in foreign accounts, and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities, and available-for-sale investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2019.

Recent Accounting Guidance

See “Note 2. Recent Accounting Guidance,” to the accompanying consolidated financial statements for a full description of recent accounting standards, including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

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

Other important risk factors that could cause actual results to differ from any forward-looking statements made in this report are discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and in “Item 1A. Risk Factors” in this report or elsewhere herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (Section 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company” as defined by Rule 229.10(f)(1).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are, from time to time, party to various routine legal proceedings arising out of our business. While the resolution of any such matter cannot be predicted with certainty, we are not presently involved in any litigation, nor is any legal proceeding currently threatened against us, that we believe, individually or in the aggregate, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits –

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Proxy on Form DEFR14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Certificate of Correction to Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002) (File No. 000-13150).

3.7	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.9	Certificate of Elimination of Series B Participating Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2017).

3.11	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.12	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation dated as of November 8, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2018).

31.1*	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2019		CCUR HOLDINGS, INC.

	By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

