Form 10-Q
period 2019-12-31
CCUR Holdings, Inc.
filed 2020-02-05
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-37706

CCUR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2735766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6470 East Johns Crossing, Suite 490, Duluth, Georgia 30097

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 305-6434

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	Trading Symbol(s)	registered
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

Yes ☐        No ☑

Number of shares of the Company’s common stock, par value $0.01 per share, outstanding as of February 5, 2020 was 8,923,657

CCUR Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2019

Part I - Financial Information

Item 1.     Financial Statements

CCUR Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,043	$8,083
Equity securities, fair value	5,639	7,405
Fixed maturity securities, available-for-sale, fair value	22,776	20,393
Current maturities of mortgage and commercial loans receivable	637	3,184
Advances receivable, net	9,353	9,389
Prepaid expenses and other current assets	2,202	1,779
Total current assets	52,650	50,233

Land investment	3,546	3,265
Deferred income taxes, net	237	475
Mortgage and commercial loans receivable, net of current maturities	6,490	3,680
Definite-lived intangibles, net	2,671	2,910
Goodwill	1,260	1,260
Other long-term assets, net	580	651
Total assets	$67,434	$62,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$886	$660
Notes payable, current	1,600	-
Contingent consideration, current	-	750
Total current liabilities	2,486	1,410

Long-term liabilities:
Pension liability	4,086	4,136
Contingent consideration, long-term	2,690	2,340
Long-term debt	-	1,600
Other long-term liabilities	535	632
Total liabilities	9,797	10,118

Commitments and contingencies (Note 14)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,761,156 and 8,756,156 issued and outstanding at December 31, 2019, and June 30, 2019, respectively	87	87
Capital in excess of par value	209,076	208,881
Non-controlling interest	1,214	762
Accumulated deficit	(144,652)	(150,795)
Accumulated other comprehensive loss	(8,088)	(6,579)
Total stockholders' equity	57,637	52,356
Total liabilities, non-controlling interest, and stockholders' equity	$67,434	$62,474

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Merchant cash advance fees and other revenue	$1,440	$185	$2,888	$316
Interest on mortgage and commercial loans	347	185	630	220
Total revenues	1,787	370	3,518	536
Operating expenses:
Sales and marketing	307	-	612	-
General and administrative	1,000	792	2,029	1,627
Change in fair value of contingent consideration	(410)	-	(400)	-
Amortization of purchased intangibles	119	-	239	-
Provision for credit losses on advances	180	495	396	495
Total operating expenses	1,196	1,287	2,876	2,122
Operating income (loss)	591	(917)	642	(1,586)

Other interest income	2,145	890	4,282	1,735
Realized gain on investments, net	843	-	1,919	201
Unrealized loss on equity securities, net	(627)	(1,529)	(158)	(1,986)
Other income, net	65	26	66	105
Income (loss) before income taxes	3,017	(1,530)	6,751	(1,531)

(Benefit) provision for income taxes	(17)	-	156	2

Net income (loss)	3,034	(1,530)	6,595	(1,533)

Less: Net income attributable to non-controlling interest	(297)	-	(452)	-

Net income (loss) attributable to CCUR Holdings, Inc. stockholders	$2,737	$(1,530)	$6,143	$(1,533)
Earnings (loss) per share attributable to CCUR Holdings. Inc. stockholders:
Basic	$0.31	$(0.17)	$0.70	$(0.17)
Diluted	$0.31	$(0.17)	$0.70	$(0.17)

Weighted average shares outstanding - basic	8,758,710	9,034,368	8,757,433	9,069,947
Weighted average shares outstanding - diluted	8,840,870	9,034,368	8,825,583	9,069,947

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$3,034	$(1,530)	$6,595	$(1,533)

Other comprehensive income (loss):
Net unrealized loss on available for sale investments	(1,438)	(1,813)	(1,609)	(2,690)
Foreign currency translation adjustment	(42)	53	56	76
Pension and post-retirement benefits, net of tax	(46)	16	44	32
Other comprehensive loss:	(1,526)	(1,744)	(1,509)	(2,582)
Comprehensive income (loss)	1,508	(3,274)	5,086	(4,115)
Comprehensive income attributable to non-controlling interest	(297)	-	(452)	-
Comprehensive income (loss) attributable to CCUR Holdings, Inc. stockholders	$1,211	$(3,274)	$4,634	$(4,115)

The accompanying notes are an integral part of the consolidated financial statements ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended December 31, 2019
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at September 30, 2019	8,756,156	$87	$208,980	$(147,389)	$(6,562)	$917	$56,033
Share-based compensation expense			96				96
Lapse of restrictions on restricted stock	5,000
Other comprehensive income, net of taxes:
Net income				2,737		297	3,034
Unrealized loss on available-for-sale investments					(1,438)		(1,438)
Foreign currency translation adjustment					(42)		(42)
Pension plan					(46)		(46)
Total comprehensive income							1,508
Balance at December 31, 2019	8,761,156	$87	$209,076	$(144,652)	$(8,088)	$1,214	$57,637

	Three Months Ended December 31, 2018
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at September 30, 2018	9,094,069	$91	$210,027	$(151,480)	$(3,469)	$-	$55,169
Share-based compensation expense			16				16
Repurchase and retirement of stock	(133,415)	(1)	(499)				(500)
Lapse of restrictions on restricted stock	7,500
Other comprehensive loss, net of taxes:
Net loss				(1,530)			(1,530)
Unrealized loss on available-for-sale investments					(1,813)		(1,813)
Foreign currency translation adjustment					53		53
Pension plan					16		16
Total comprehensive loss							(3,274)
Balance at December 31, 2018	8,968,154	$90	$209,544	$(153,010)	$(5,213)	$-	$51,411

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Six Months Ended December 31, 2019
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2019	8,756,156	$87	$208,881	$(150,795)	$(6,579)	$762	$52,356
Share-based compensation expense			195				195
Lapse of restrictions on restricted stock	5,000
Other comprehensive income, net of taxes:
Net income				6,143		452	6,595
Unrealized loss on available-for-sale investments					(1,609)		(1,609)
Foreign currency translation adjustment					56		56
Pension plan					44		44
Total comprehensive income							5,086
Balance at December 31, 2019	8,761,156	$87	$209,076	$(144,652)	$(8,088)	$1,214	$57,637

	Six Months Ended December 31, 2018
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2018	9,117,077	$91	$210,083	$(151,795)	$(2,313)	$-	$56,066
Share-based compensation expense			74				74
Repurchase and retirement of stock	(156,423)	(1)	(613)				(614)
Lapse of restrictions on restricted stock	7,500
Adoption of ASU 2016-01				318	(318)
Other comprehensive loss, net of taxes:
Net loss				(1,533)			(1,533)
Unrealized loss on available-for-sale investments					(2,690)		(2,690)
Foreign currency translation adjustment					76		76
Pension plan					32		32
Total comprehensive loss							(4,115)
Balance at December 31, 2018	8,968,154	$90	$209,544	$(153,010)	$(5,213)	$-	$51,411

The accompanying notes are an integral part of the consolidated financial statements ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended December 31,
	2019	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$6,595	$(1,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	242	1
Share-based compensation	195	74
Provision for credit losses on advances	396	495
Deferred taxes	238	-
Non-cash accretion of interest income	(2,366)	(611)
Payment-in-kind interest income	(483)	(412)
Realized gain on investments, net	(1,919)	(201)
Unrealized loss on investments, net	158	1,986
Change in fair value of contingent consideration	(400)	-
(Increase) decrease in assets:
Prepaid expenses and other current assets	(829)	345
Other long-term assets	43	(45)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	226	(311)
Pension and other long-term liabilities	(16)	110
Net cash provided by (used in) operating activities	2,080	(102)
Cash flows provided by (used in ) investing activities:
Additions to land investment	(281)	-
Additions to property and equipment	(8)	(6)
Origination and fundings of mortgage and commercial loans receivable	(2,750)	(4,462)
Collections of mortgage and commercial loans receivable	2,554	1,949
Fundings of cash advances receivable	(14,829)	(7,882)
Collections of cash advances receivable	14,823	876
Proceeds from sale or maturity of securities	3,893	6,159
Purchases of securities	(1,509)	(7,970)
Net cash provided by (used in) investing activities	1,893	(11,336)
Cash flows used in financing activities:
Purchase of common stock for retirement	-	(615)
Dividends paid	(1)	(1)
Net cash used in financing activities	(1)	(616)

Effect of exchange rates on cash and cash equivalents	(12)	-
Increase (decrease) in cash and cash equivalents	3,960	(12,054)
Cash and cash equivalents - beginning of year	8,083	32,992
Cash and cash equivalents - end of period	$12,043	$20,938
Cash paid during the year for:
Interest	$40	$-
Income taxes, net of refunds	$205	$295

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

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. As of December 31, 2019, we had two existing operating segments: (i) merchant cash advance (“MCA”) operations, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

The Company holds an 80% interest in LMCS, with the remaining 20% held by LuxeMark Capital, LLC (“Old LuxeMark”). Through LMCS, we manage a connected network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by the MCA originators to fund MCAs themselves. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides accounting and legal support to LMCS.

Recur provides commercial loans to local, regional, and national builders, developers, and commercial landowners and also acquires, owns, and manages a portfolio of real property for development. Recur does not provide consumer mortgages.

In addition to our MCA and real estate operating segments, we actively evaluate acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or establishment of a new operating segment, in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our net operating loss (“NOL”) carryforwards. We may also seek additional capital and financing to support the purchase of additional businesses and/or to provide additional working capital to further develop our operating segments. We believe that these activities will enable us to identify, acquire, and grow businesses and assets that will maximize value for all our stockholders.

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of June 30, 2019 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three months and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on August 28, 2019.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. We review goodwill at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We perform our annual impairment tests as of December 31 of each year, unless circumstances indicate the need to accelerate the timing of the tests. We completed our annual impairment test of goodwill as of December 31, 2019 and concluded that there was no impairment.

9

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets include trade name, non-competition agreements, and syndicate participant/originator relationships, are subject to amortization over their respective useful lives, and are classified in definite-lived intangibles, net in the accompanying consolidated balance sheets. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related assets or groups of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an asset exceeds its fair value.

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

We have the intent and ability to hold these loans to maturity or payoff and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of December 31, 2019, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

Land Investment

Land investment assets are stated at acquired cost. Pre-acquisition and development costs are capitalized. Gains and losses resulting from the disposition of real estate are included in operations. As of December 31, 2019, all land held by the Company is considered to be held for use and development.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each fiscal period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each fiscal period including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Weighted-average common share equivalents of 7,598 and 10,937 for the three months ended December 31, 2019 and 2018, respectively, were excluded from the calculation, as their effect would have been anti-dilutive. Weighted-average common share equivalents of 8,644 and 13,420 for the six months ended December 31, 2019 and 2018, respectively, were excluded from the calculation, as their effect would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Basic weighted average number of shares outstanding	8,758,710	9,034,368	8,757,433	9,069,947
Effect of dilutive securities:
Restricted stock	82,160	-	68,150	-
Diluted weighted average number of shares outstanding	8,840,870	9,034,368	8,825,583	9,069,947

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

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investment portfolio consists of money market funds, equity securities, and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading or held-to-maturity investments. Our marketable securities, other than warrants and equity securities, are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Warrants to purchase stock are held as trading securities and are reported at fair value with gains and losses reported within the accompanying consolidated statements of operations. Interest on securities is recorded in interest income. Dividends paid by securities are recorded in other income. Any realized gains or losses are reported in the accompanying consolidated statements of operations. Equity securities are reported at fair value, with unrealized gains and losses resulting from adjustments to fair value reported within our consolidated statements of operations.

We use Level 3 inputs to determine the fair value of our preferred stock investments. The Company has elected the measurement alternative and will record the investments at cost adjusted for observable price changes for an identical or similar investment of the same issuer. Observable price changes and impairment indicators will be assessed each reporting period.

We also use Level 3 inputs to determine the fair value of our contingent consideration and common stock purchase warrants related to our acquisition of the assets of Old LuxeMark (the “LuxeMark Acquisition”). The Company uses a Monte Carlo simulation technique to value the performance-based contingent consideration and common stock purchase warrants. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. The concluded values represent the means of those results.

We provide fair value measurement disclosures of our securities in accordance with one of the three levels of fair value measurement. Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019 and June 30, 2019 are as follows:

	As of December 31, 2019 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$7,109	$7,109	$-	$-
Money market funds	4,934	4,934	-	-
Cash and cash equivalents	$12,043	$12,043	$-	$-

Common stock	$2,756	$2,756	$-	$-
Preferred stock	2,883	-	-	2,883
Equity investments	$5,639	$2,756	$-	$2,883

Corporate debt	$22,776	$-	$22,776	$-
Available-for-sale investments	$22,776	$-	$22,776	$-

Contingent consideration - cash earn-out	$2,520	$-	$-	$2,520
Contingent consideration - warrants	170	-	-	170
Liabilities	$2,690	$-	$-	$2,690

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2019 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$5,223	$5,223	$-	$-
Money market funds	2,860	2,860	-	-
Cash and cash equivalents	$8,083	$8,083	$-	$-

Common stock warrants	$1	$1	$-	$-
Common stock	4,521	4,521	-	-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,405	$4,522	$-	$2,883

Corporate debt	$20,393	$-	$20,393	$-
Available-for-sale investments	$20,393	$-	$20,393	$-

Contingent consideration - cash earn-out	$2,890	$-	$-	$2,890
Contingent consideration - warrants	200	-	-	200
Liabilities	$3,090	$-	$-	$3,090

The carrying amounts of certain financial instruments, including cash equivalents and MCAs, approximate their fair values due to their short-term nature. The following table provides a reconciliation of the beginning and ending balances for the Company’s assets and obligations measured at fair value using Level 3 inputs:

	Assets	Obligations
	Preferred	Contingent
	Stock	Consideration
	(Amounts in thousands)
Balance at June 30, 2019	$2,883	$3,090
Fair value adjustment to contingent consideration	-	(400)
Balance at December 31, 2019	$2,883	$2,690

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 ($ amounts in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Equity securities, fair value
Preferred stock	$2,883	cost, or observable price changes	not applicable	not applicable

Contingent consideration
Contingent cash payments	$2,520	Monte Carlo simulations	discount rate	12.0%
			expected volatility	25.0%
			drift rate	1.6%
			credit spread	8.0%

Contingent warrants	$170	Black-Scholes, Monte Carlo simulations	expected term	5.37 years
			expected volatility	25.0%
			risk free rate	1.7%
			dividend yield	0.0%

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 ($ amounts in thousands):

2.	Recent Accounting Guidance

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Equity securities, fair value
Preferred stock	$2,883	cost, or observable price changes	not applicable	not applicable

Contingent consideration
Contingent cash payments	$2,890	Monte Carlo simulations	discount rate	12.0%
			expected volatility	25.0%
			drift rate	1.7%
			credit spread	8.0%

Contingent warrants	$200	Black-Scholes, Monte Carlo simulations	expected term	6.25 years
			expected volatility	30.0%
			risk free rate	2.6%
			dividend yield	0.0%

Recently Issued and Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), on the recognition of lease assets and lease liabilities on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to the recognition of lease assets and lease liabilities. We early adopted the new guidance effective June 30, 2019, as further disclosed in Note 13 to these financial statements.

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

Recent Accounting Guidance Not Yet Adopted

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). Among other things, ASU 2019-10 provides that ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and disclosures.

In December 2019 the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact that ASU 2019-12 will have on our consolidated financial statements and disclosures.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments

Fixed-Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed-maturity and equity securities:

December 31, 2019	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock and common stock options	$4,098	$69	$(1,411)	$2,756
Common stock warrants	288	-	(288)	-
Preferred stock	2,883	-	-	2,883
Total equity securities	$7,269	$69	$(1,699)	$5,639

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$29,752	$138	$(7,114)	$22,776
Total fixed-maturity securities	$29,752	$138	$(7,114)	$22,776

June 30, 2019	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock	$5,706	$-	$(1,185)	$4,521
Common stock warrants	288	-	(287)	1
Preferred stock	2,883	-	-	2,883
Total equity securities	$8,877	$-	$(1,472)	$7,405

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$25,761	$-	$(5,368)	$20,393
Total fixed-maturity securities	$25,761	$-	$(5,368)	$20,393

During the three months ended December 31, 2019, we reported $627,000 of unrealized loss on equity securities, net, within our consolidated statement of operations. Additionally, we reported $843,000 of realized gain on the sale of debt and equity securities within our consolidated statement of operations. During the six months ended December 31, 2019, we reported $158,000 of unrealized loss on equity securities, net, within our consolidated statement of operations, and $1,919,000 of realized gain on the sale of debt and equity securities within our consolidated statement of operations.

Maturities of Fixed-Maturity Securities Available-for-Sale

The amortized cost and fair values of fixed-maturity securities available for sale as of December 31, 2019 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost	Fair Value
	(Amounts in thousands)
Fixed-maturity securities
Due after one year through three years	$21,769	$15,245
Due after three years through five years	-	-
Due after five years through 10 years	7,983	7,531
Total fixed-maturity securities	$29,752	$22,776

4.	Mortgage and Commercial Loans Receivable

We had $7,127,000 of loan assets as of December 31, 2019, of which $1,627,000 are mortgage loans secured by real property in certain markets throughout the United States, and the remaining balance was comprised of loans to MCA originators. A summary of mortgage loan activity for the six months ended December 31, 2019 is as follows:

			Provision
	Principal	Deferred	for Loan	Carrying
Mortgage Loans Receivable	Balance	Fees	Loss	Value
	(Amounts in thousands)
Balance at July 1, 2019	$4,195	$(81)	$-	$4,114
Additions during the period:
Amortization of deferred fees	-	67	-	67
Deductions during the period:
Collections of principal	(2,554)	-	-	(2,554)
Balance at December 31, 2019	$1,641	$(14)	$-	$1,627

On July 1, 2019, one of our customers defaulted on a $1,400,000 commercial mortgage loan. This loan was repaid in full during the three months ended December 31, 2019.

A summary of loan activity to MCA originators for the period is as follows (amounts in thousands):

Other Loans Receivable	Carrying Value
Balance at July 1, 2019	$2,750
Additions during the period:
Borrowings	2,750
Balance at December 31, 2019	$5,500

Loans reported under “Other Loans Receivable” have two-year, interest only terms, bearing interest at 17.0% per annum and are to a single MCA originator.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Advances Receivable, net

Total advances receivable, net consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value
	(Amounts in thousands)
Merchant cash advances	$4,905	$-	$(359)	$4,546
Aviation advance	5,000	(193)	-	4,807
Advances receivable, net	$9,905	$(193)	$(359)	$9,353

As of December 31, 2019, 100% of MCAs in which we hold a participation interest were originated through three MCA originators.

Changes in the allowance for MCA credit losses are as follows (amounts in thousands):

Allowance for credit losses, July 1, 2019	$736
Provision for credit losses	396
Receivables charged off	(911)
Recoveries of receivables previously charged off	138
Allowance for credit losses, December 31, 2019	$359

During the three and six months ended December 31, 2019, we provided $5,000,000 and $8,000,000 of cash advances to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to four months, in exchange for paying us an upfront fee and a guaranty of the full repayment obligation from the principal of the third-party business. These prepaid fees are netted against the principal balance, earned over the four-month advance period, and are reported as part of MCA income within the statement of operations. During the three and six months ended December 31, 2019 we collected $3,000,000 of these advances. Each quarter, we review the carrying value of this cash advance, and determine if an impairment reserve is necessary.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2019	June 30, 2019
	(Amounts in thousands)
Accounts payable, trade	$199	$221
Accrued compensation	412	56
Unrecognized income from research and development tax credits	35	35
Other accrued expenses	240	348
Total accounts payable and accrued expenses	$886	$660

7.	Pensions

Defined Benefit Plans

The following table provides the components of net periodic benefit cost of our German defined benefit pension plans recognized in earnings for the three months and six months ended December 31, 2019 and 2018 (amounts in thousands):

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net Periodic Benefit Cost
Interest cost	$8	$15	$15	$30
Expected return on plan assets	(1)	(1)	(2)	(2)
Recognized actuarial loss	22	16	44	32
Net periodic benefit cost	$29	$30	$57	$60

8.	Term Loan

In fiscal year 2019, we entered into an 18-month, $1,600,000 term loan with a commercial bank to finance part of a land purchase for the purpose of entitling and reselling the land. The term loan has an interest rate of 4.53% (2.75% plus the one-month London Interbank Offered Rate (the “LIBOR”)) at December 31, 2019, with interest-only payments due monthly. All principal and any unpaid interest are due in full upon maturity in November 2020. As of December 31, 2019, we have capitalized $44,000 of interest from this loan as part of the land cost.

9.	Income Taxes

The Company and its subsidiaries file income tax returns in the U. S. federal jurisdiction and in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U. S. federal, state, and local, or non-U. S. income tax examinations by tax authorities for fiscal years before 1999.

The domestic and foreign components of income (loss) from operations before the provision for income taxes are as follows (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
United States	$3,058	$(1,470)	$6,832	$(1,428)
Foreign	(41)	(60)	(81)	(103)
Income (loss) from operations	$3,017	$(1,530)	$6,751	$(1,531)

The components of the (benefit) provision for income taxes are as follows (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Domestic	$(17)	$-	$156	$2
Foreign	-	-	-	-
Total	$(17)	$-	$156	$2

NOLs

As of June 30, 2019, we had U.S. federal NOL carryforwards of approximately $58,429,000 for income tax purposes, of which none expire in our fiscal year 2020, and the remainder expire at various dates through our fiscal year 2037; however, with the enactment of the Tax Cuts and Jobs Act (the “TCJA”) on December 22, 2017, federal NOLs generated in taxable years beginning after December 31, 2017 now have no expiration date. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these NOLs. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2019; therefore, the NOLs will not be subject to limitation under Section 382. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, we had state NOLs of $42,563,000 and foreign NOLs of $8,296,000. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2020 and fiscal year 2037. The foreign NOLs expire according to the rules of each country. As of June 30, 2019, the foreign NOLs can be carried forward indefinitely in each country, although some countries do restrict the amount of NOL that can be used in a given tax year.

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019, we maintained a full valuation allowance on our net deferred tax assets in all jurisdictions, with the exception of the $237,500 alternative minimum tax (“AMT”) credit carryforward that is now considered refundable in post-fiscal year 2019 after the enactment of the TCJA. The Company has a total of $950,000 in federal AMT credit carryforward. Of this amount, $475,000 was pending receipt as of December 31, 2019 and received in the third quarter of our fiscal year 2020. The remaining $475,000 has an indefinite life and will be 50% refundable on the Company’s June 30, 2020 tax return, with the remainder being refundable by fiscal year 2022.

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

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months or six months ended December 31, 2019.

10.	Stock-Based Compensation

We have a stock incentive plan providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Amended and Restated 2011 Stock Incentive Plan (the”Stock Plan”). Under the Stock Plan, the Compensation Committee may award stock options and shares of common stock on a restricted basis. The Stock Plan also specifically provides for stock appreciation rights and authorizes the Compensation Committee to provide, either at the time of the grant of an award under the Stock Plan or otherwise, that such award may be cashed out upon terms and conditions to be determined by the Compensation Committee or the Board of Directors.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant. We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments.

The Stock Plan became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011. At December 31, 2019, there were 787,219 shares available for future grants.

We recorded $96,000 and $15,000 to general and administrative expense for stock-based compensation related to the issuance of stock options and restricted stock to employees and board members during the three months ended December 31, 2019 and 2018, respectively. We recorded $195,000 and $75,000 to general and administrative expense for stock-based compensation related to the issuance of stock options and restricted stock to employees and board members during the six months ended December 31, 2019 and 2018, respectively.

Restricted Stock Awards

As of December 31, 2019, we had 162,500 service-condition restricted stock awards outstanding at a weighted-average grant date fair value of $3.98.

Stock-based compensation expense for the three months and six months ended December 31, 2019 and 2018 resulted from vesting of shares over their respective vesting periods. Total remaining compensation cost of restricted stock awards issued but not yet vested as of December 31, 2019 is $275,000, which is expected to be recognized over the weighted average period of 2.02 years.

Restricted Stock Awards to be Granted Under the Company’s 2019 Bonus Plan

Under the terms of the Company’s 2019 bonus plan, the Company will grant $350,000 of restricted stock to eligible participants, based upon the Company’s net asset value as of December 31, 2019. The restricted stock award will be subject to the Stock Plan, which requires a service period following the restricted stock award grant. The share-based compensation expense attributable to these awards will be recorded over the requisite service period starting with the service inception date and ending on the final vest date.

Stock Options

We use a Black-Scholes option valuation model to determine the grant date fair value of stock-based compensation for stock options. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return, and dividend yield. The expected term of an award is no less than the option vesting period and is based on our expectations under our current operating environment. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The dividend yield used in the Black-Scholes option valuation model is based upon expectations of cash dividends.

As of December 31, 2019, we had 15,000 stock options outstanding, of which 5,000 options had vested and were exercisable, at a weighted-average exercise price of $5.42, with a weighted-average remaining contractual term of 8.39 years.

The total intrinsic value of options both outstanding and exercisable was nil for the three months and six months ended December 31, 2019 and 2018. Total remaining compensation cost of stock options granted, but not yet vested, at December 31, 2019 is $8,000, which is expected to be recognized over the weighted average remaining period of 1.38 years. We generally issue new shares to satisfy option exercises. During the three months and six months ended December 31, 2019 and 2018, there were no grants, forfeitures, or exercises of stock options.

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the six months ended December 31, 2019:

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Loss on Investments	Total
	(Amounts in thousands)
Balance at June 30, 2019	$(1,707)	$496	$(5,368)	$(6,579)
Other comprehensive income (loss) before reclassifications	44	56	(1,609)	(1,509)
Effect of exchange rates on the pension plans	24	(24)	-	-
Net current period other comprehensive income (loss)	68	32	(1,609)	(1,509)
Balance at December 31, 2019	$(1,639)	$528	$(6,977)	$(8,088)

12.	Segments

We operate in two segments: (i) “MCA Operations,” conducted primarily through LMCS, and (ii) “Real Estate Operations,” conducted primarily through Recur.

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

Segment operating results are as follows (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Segment revenue:
MCA advance income	$990	$185	$1,795	$316
Syndication fees	388	-	938	-
MCA originator loan income	235	-	439	-
Other MCA revenue	62	-	155	-
MCA operations revenues	1,675	185	3,327	316
Real estate operations revenues	112	185	191	220
Consolidated revenues	1,787	370	3,518	536

Segment operating expenses:
MCA operations	199	-	988	-
Real estate operations	-	-	-	-
Add:
Corporate expenses	997	1,287	1,888	2,122
Consolidated operating expenses	1,196	1,287	2,876	2,122

Segment operating income (loss):
MCA operations	1,476	185	2,339	316
Real estate operations	112	185	191	220
Add:
Corporate	(997)	(1,287)	(1,888)	(2,122)
Consolidated operating income (loss)	$591	$(917)	$642	$(1,586)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment assets are as follows:

	December 31, 2019	June 30, 2019
	(Amounts in thousands)
Segment assets:
MCA operations	$22,090	$18,277
Real estate operations	5,173	7,379
Add:
Corporate assets	50,519	47,190
Corporate intercompany loan to LMCS	(10,348)	(10,372)
Total consolidated assets	$67,434	$62,474

13.	Leases

The Company leases office space in two locations: (i) Duluth, Georgia, and (ii) New York City, New York. The Duluth, Georgia lease expired on January 31, 2020 and the New York City, New York lease expires in 2023. The Company signed a new lease for a corporate headquarters location in Duluth, Georgia, that commenced in January 2020 and expires on May 31, 2023. Minimum payment commitments over the life of the new lease are $271,000. We prospectively adopted ASU 2016-02 effective for the fiscal year ended June 30, 2019. For leases with a term of 12 months or less, we made an accounting policy election not to recognize lease assets and lease liabilities. The following information represents the amounts included in the financial statements related to leases (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Operating lease cost	$54	$1	$109	$2
Total lease cost	$54	$1	$109	$2

Gross sublease income	48	-	100	-
Operating cash flows from operating leases	(6)	(1)	(9)	(2)
Right-of-use assets obtained in exchange for new operating lease liabilities	-	-	-	-
Weighted-average remaining lease term - operating leases	33 months	N/A	33 months	N/A
Weighted-average discount rate - operating leases	6.50%	N/A	6.50%	N/A

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

At December 31, 2019, lease payments for operating leases for the next five years are as follows:

Fiscal Year Ending June 30	Amount
2020	$91,000
2021	183,000
2022	183,000
2023	46,000

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total lease liability on the balance sheet as of December 31, 2019 is $461,000. Total unrecognized expected interest expense related to the lease is $41,000.

14.	Commitments and Contingencies and Related Party Transactions

Severance Arrangements

Pursuant to the terms of the employment agreements with our Chief Executive Officer, Chief Financial Officer, and other senior employees, employment may be terminated either by the respective employee or by the Company at any time. In the event an agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, the terminated employee will receive severance compensation for a period from six to 12 months, depending on the employee, and bonus severance. Additionally, if terminated, our Chief Executive Officer, Chief Financial Officer and certain other senior executives will continue to receive the employer portion of health coverage during their severance period. At December 31, 2019, the maximum contingent liability under these agreements was $760,000 in the aggregate.

In February 2019, the Company entered into a management agreement (as amended, the “Management Agreement”) with CIDM LLC (“CIDM” or the “Asset Manager”) under which CIDM provides consulting services and advice to the Board of Directors and the Company’s management regarding asset allocation and acquisition strategy. CIDM exclusively manages the Company’s portfolio of publicly traded investments and, subject to the terms of the Management Agreement and the guidelines set forth therein, maintains investment authority over such portfolio, in order to better position the Company to increase its return on assets. CIDM is an affiliate of the Company’s largest stockholder, JDS1, LLC. Under the terms of the Management Agreement, in addition to a quarterly cash payment to compensate CIDM for expenses incurred in connection with providing these services, the Company pays for these services through the issuance of cash-settled stock appreciation rights (“SARs”) based on increases in the asset value of the Company. Based on the terms of the SARs and the Management Agreement, CIDM may not exercise the SARs unless there are certain qualifying changes of control of the Company (which does not include any change of control related to the stock ownership of CIDM or its affiliates, including JDS1, LLC). CIDM and its affiliates are subject to standard trading restrictions and standstill provisions during the effective term of the Management Agreement. Based on the Company’s total assets as of December 31, 2019 and growth in net asset value (as defined in the Management Agreement) over the course of calendar year 2019, we expect to issue an additional 460,814 SARs to CIDM during the third quarter of our fiscal year 2020. The contingent liability associated with this cash-settled SAR commitment is dependent on certain change-of-control events. Neither the amount nor the range of possible amounts associated with this contingent liability is able to be estimated at the present time, as the future stock price of the Company cannot be predicted, but such liability is not limited by the terms of the Management Agreement and if realized may be material to the financial condition and results of operation of the Company.

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

Overview

As of December 31, 2019, the Company had two existing operating segments: (i) merchant cash advance (“MCA”) operations, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

The Company holds an 80% interest in LMCS, with the remaining 20% held by LuxeMark Capital, LLC (“Old LuxeMark”). Through LMCS, we manage a connected network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by the MCA originators to fund MCAs themselves. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides accounting and legal support to LMCS.

Recur provides commercial loans to local, regional, and national builders, developers, and commercial landowners and also acquires, owns, and manages a portfolio of real property for development. Recur does not provide consumer mortgages.

In addition to our real estate and MCA operating segments, we actively evaluate acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or establishment of a new operating segment, in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our net operating loss (“NOL”) carryforwards. We may also seek additional capital and financing to support the purchase of additional businesses and/or to provide additional working capital to further develop our operating segments. We believe that these activities will enable us to identify, acquire, and grow businesses and assets that will maximize value for all our stockholders. On December 10, 2019, the Board announced that it has initiated further review of capital allocation alternatives to maximize stockholder value, including a potential limited return of capital to stockholders through a special distribution. The timing of such distribution, if any, is uncertain and the Company does not currently intend to provide announcements or updates except as required by applicable law.

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

Results of Operations

We recognize revenue in accordance with the appropriate accounting guidance as described in our critical accounting policies. See the section titled “Application of Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2019. MCA revenue includes income from the discount at which we provide advances on future merchant receivables, as well as fees earned for sourcing both syndication capital and merchant leads for MCA originators. We generate revenue from interest on loans by entering into commercial loan agreements to fund third party originators in the MCA industry and real estate industry.

Sales and marketing expenses consist primarily of commissions, travel, employee salaries, benefits, and consulting fees.

General and administrative expenses consist primarily of salaries, benefits, overhead, management travel, administrative personnel, rent, information systems, insurance, accounting, legal services, board of director fees and expenses, and other professional services.

Other interest income is earned on cash overnight sweep accounts and money market deposits as well as investments in debt securities. Interest income also includes accretion of discounts related to transactions in which we purchased debt securities at discounts. Such discounts are amortized over the terms of each debt security to the commitment values that will be due on each maturity date, as well as early repayment. Additionally, we earn payment-in-kind (“PIK”) interest from one of our debt securities whereby interest is paid in the form of an increase in the commitment value due from the debt security issuer on the maturity date.

Three Months Ended December 31, 2019 in Comparison to the Three Months Ended December 31, 2018

Consolidated Revenues and Income. During the three months ended December 31, 2019, we generated $1.8 million of total revenue, compared to $0.4 million in the three months ended December 31, 2018, driven largely by our increasing participation in the MCA industry. Our net income for the second quarter of fiscal year 2020 increased to $3.0 million, compared to a loss of $1.5 million in the second quarter of fiscal year 2019. This increase was attributable largely to an increase in our income before income tax driven by our MCA operations and returns from our investments in certain debt and equity securities.

MCA Operations Segment Revenues. In December 2018, we began participating in the MCA industry by purchasing participation interests in advances to merchants through third-party originators. For the three months ended December 31, 2019, we maintained a larger weighted average outstanding balance of funded MCAs compared to the prior year, and consequently earned higher MCA revenue during the current period relative to the three months ended December 31, 2018. After closing the acquisition of the assets of Old LuxeMark (the “LuxeMark Acquisition”) in the third quarter of our fiscal year 2019, we began generating additional revenue in the MCA sector by earning fees on sourcing syndication capital for MCA originators, earning interest on loans to MCA originators, and generating leads for MCA originators in exchange for a fee. Additionally, as part of our MCA business, we originated term loans to an MCA originator so that it may fund additional MCAs. These loans generated $0.2 million of interest income during the period. Our quarterly MCA operations revenues are as follows:

	Three Months Ended December 31,
	2019	2018
	(Amounts in thousands)
MCA revenue	$990	$185
Syndication fee revenue	388	-
Fee income on leads generation	62	-
MCA fees and other revenue	1,440	185
Interest on loans to MCA originators	235	-
Total MCA operations segment revenue	$1,675	$185

MCA revenue from interest on loans to MCA originators is categorized as MCA operations revenue for purposes of segment reporting but reported within the line item Interest on mortgage and commercial loans within our consolidated statements of operations.

Real Estate Operations Segment Revenues. We generated $0.1 million of revenue from interest on commercial mortgage loans during the three months ended December 31, 2019, compared to $0.2 million during the three months ended December 31, 2018. The decrease in revenue resulted from the decrease in interest on commercial mortgage loans due to borrower payoffs outpacing originations.

Sales and Marketing Expenses. During the third quarter of our fiscal year 2019, we began incurring sales and marketing expenses attributable to new business development resources that are focused on augmenting our current businesses and identifying potential new businesses. We incurred $0.1 million of these business development costs during the three months ended December 31, 2019, which are reported as part of our corporate operating expenses. Additionally, the principals of Old LuxeMark, who now lead the LMCS daily operations following closing of the LuxeMark Acquisition, are predominantly focused on generating incremental syndication income and other MCA income for our MCA operations segment. As a result, our MCA operations segment incurred $0.2 million of sales and marketing expenses during the three months ended December 31, 2019.

General and Administrative Expenses. General and administrative expenses were $1.0 million for the three months ended December 31, 2019, a $0.2 million, or 26%, increase from the three months ended December 31, 2018. Legal, accounting, compensation and other administrative expenses attributable to our MCA operations accounted for $0.1 million of the increase, as we did not have MCA operations in the prior year period. The remaining $0.1 million increase was due to corporate salaries from additional headcount and financial performance bonuses accrued during the three months ended December 31, 2019.

Change in Fair Value of Contingent Consideration. During the three months ended December 31, 2019, we recorded a $0.4 million reversal of previously recorded expense for change in the fair value of contingent consideration due to Old LuxeMark. The decrease in estimated contingent consideration payments associated with the LuxeMark acquisition resulted from LMCS not meeting the minimum performance levels to earn calendar year 2019 contingent consideration.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/originator relationships attributable to the LuxeMark Acquisition. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019 and no impairments of these intangible assets were identified as of December 31, 2019. Additionally, we completed our annual impairment test of goodwill as of December 31, 2019 and concluded that goodwill was not impaired.

Provision for Credit Losses on Advances. During the three months ended December 31, 2019, we recorded a $0.2 million provision for credit losses on MCAs, a $0.3 million, or 64%, decrease from the provision expense for the three months ended December 31, 2018. The period over period decrease in provision expense resulted from a lower amount of MCAs funded in the current period versus the prior period, and lower expected default rates for the current period originators compared to the originators with whom we funded MCAs in the prior year period.

Other Interest Income. Other interest income includes interest earned on investments in debt securities and cash and money market balances. The components of our interest income for the three months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31,
	2019	2018
	(Amounts in thousands)
Interest from cash deposits and debt securities	$716	$416
Accretion of discounts on purchased debt securities	1,190	265
Payment-in-kind interest	239	209
Other interest income	$2,145	$890

Other interest income for the three months ended December 31, 2019 increased by $1.3 million, or 141%, compared to the three months ended December 31, 2018, due to higher yields on incremental investments in debt securities since December 31, 2019 and accretion of any discounts on these securities.

Realized Gain on Investments, Net. During the three months ended December 31, 2019, we sold investments in certain equity securities for which we recognized $0.8 million of net realized gains, as compared to $0 of realized gains on the sale of certain equity and debt securities during the same period in the prior year.

Unrealized Loss on Equity Securities, Net. During the three months ended December 31, 2019, we reported unrealized loss on equity securities, net, of $0.6 million, compared to unrealized loss of $1.5 million during the three months ended December 31, 2018. Our unrealized losses on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Our unrealized losses during the current period were primarily attributable to sale of equity securities during the period for which we had previously recognized unrealized gains, and upon sale in the current period, resulted in a transfer of the gain from unrealized to realized, while the unrealized loss in the comparative prior period is primarily attributable to declines in the market values of securities.

Income Tax (Benefit) Provision. We reported $17 thousand of income tax benefit for the three months ended December 31, 2019, due to updated estimates of our estimated state income taxes during the period. Our available federal NOLs offset any federal taxable income for our fiscal year 2019.

Six Months Ended December 31, 2019 in Comparison to the Six Months Ended December 31, 2018

Consolidated Revenues and Income. During the six months ended December 31, 2019, we generated $3.5 million of total revenue, compared to $0.5 million in the six months ended December 31, 2018, driven largely by the growth in our participation in the MCA industry. Our net income for the first six months of fiscal year 2020 increased to $6.6 million, compared to a loss of $1.5 million in the first six months of fiscal year 2019. This increase was attributable largely to an increase in our income before income tax driven by our MCA operations and our investments in certain debt and equity securities.

MCA Operations Segment Revenues. In December 2018, we began participating in the MCA industry by purchasing participation interests in funds advanced to merchants through third-party originators. We generated $3.3 million of revenue from MCA operations during the six months ended December 31, 2019, compared to $0.3 million during the six months ended December 31, 2018. For the six months ended December 31, 2019, we maintained a larger weighted average outstanding balance of funded MCAs compared to the prior year, and consequently earned higher MCA revenue during the current period relative to the six months ended December 31, 2018. Additionally, as part of our MCA business, we originated term loans to an MCA originator so that it may fund additional MCAs. These loans generated $0.4 million of interest income during the period. Our MCA operations revenues for the six months are as follows:

	Six Months Ended December 31,
	2019	2018
	(Amounts in thousands)
MCA revenue	$1,795	$316
Syndication fee revenue	938	-
Fee income on MCA leads generation	155	-
MCA fees and other revenue	2,888	316
Interest on loans to MCA originators	439	-
Total MCA operations segment revenue	$3,327	$316

MCA revenue from interest on loans to MCA originators is categorized as MCA operations revenue for purposes of segment reporting but reported within the line item Interest on mortgage and commercial loans within our consolidated statements of operations.

Real Estate Operations Segment Revenues. We generated $0.2 million of revenue from real estate operations during both the six months ended December 31, 2019 and December 31, 2018.

Sales and Marketing Expenses. During the third quarter of our fiscal year 2019, we began incurring sales and marketing expenses attributable to new business development resources that are focused on augmenting our current businesses and identifying potential new businesses. We incurred $0.2 million of these business development costs during the six months ended December 31, 2019, which are reported as part of our corporate operating expenses. Additionally, the principals of Old LuxeMark, who now lead the LMCS daily operations following closing of the LuxeMark Acquisition, are predominantly focused on generating incremental syndication income and other MCA income for our MCA operations segment. As a result, our MCA operations segment incurred $0.4 million of sales and marketing expenses during the six months ended December 31, 2019.

General and Administrative Expenses. General and administrative expenses were $2.0 million for the six months ended December 31, 2019, a $0.4 million, or 25%, increase from the six months ended December 31, 2018. Legal, accounting, compensation and other administrative expenses attributable to our MCA operations accounted for $0.3 million of the increase, as we did not have MCA operations in the prior year period. The remaining $0.1 million increase was due to corporate salaries from additional headcount and financial performance bonuses accrued during the six months ended December 31, 2019.

Change in Fair Value of Contingent Consideration. During the six months ended December 31, 2019, we recorded a $0.4 million reduction of previously recorded expense for change in the fair value of contingent consideration due to Old LuxeMark. The decrease in estimated contingent consideration payments associated with the LuxeMark Acquisition resulted from LMCS not meeting the minimum performance levels to earn calendar year 2019 contingent consideration.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/originator relationships attributable to the LuxeMark Acquisition. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019 and no impairments of these intangible assets were identified as of December 31, 2019. Additionally, we completed our annual impairment test of goodwill as of December 31, 2019 and concluded that goodwill was not impaired.

Provision for Credit Losses on Advances. During the six months ended December 31, 2019, we recorded a $0.4 million provision for credit losses on MCAs, a $0.1 million, or 20%, decrease from the six months ended December 31, 2018. The period over period decrease in provision expense resulted from a lower amount of MCAs funded in the current period versus the prior period, and lower expected default rates for the current period originators compared to the originators with whom we funded MCAs in the prior year period.

Other Interest Income. Other interest income includes interest earned on investments in debt securities and cash and money market balances. The components of our interest income for the six months ended December 31, 2019 and 2018 are as follows:

	Six Months Ended December 31,
	2019	2018
	(Amounts in thousands)
Interest from cash deposits and debt securities	$1,433	$794
Accretion of discounts on purchased debt securities	2,366	517
Payment-in-kind interest	483	412
Other	-	12
Other interest income	$4,282	$1,735

Other interest income for the six months ended December 31, 2019 increased by $2.5 million, or 147%, compared to the six months ended December 31, 2018, due to higher yields on incremental investments in debt securities since December 31, 2019 and accretion of any discounts on these securities.

Realized Gain on Investments, Net. During the six months ended December 31, 2019, we sold investments in certain equity securities for which we recognized $1.9 million of net realized gains, as compared to $0.2 million of realized gains on the sale of certain equity and debt securities during the same period in the prior year.

Unrealized Loss on Equity Securities, Net. During the six months ended December 31, 2019, we reported unrealized losses on equity securities, net, of $0.2 million, compared to an unrealized loss of $2.0 million during the six months ended December 31, 2018. Our unrealized gains and losses on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Our unrealized losses during the current period were primarily attributable to sale of equity securities during the period for which we had previously recognized unrealized gains, and upon sale in the current period, resulted in a transfer of the gain from unrealized to realized, while the unrealized loss in the comparative prior period is primarily attributable to declines in the market values of securities.

Income Tax Provision (Benefit). We reported $0.2 million of income tax expense for the six months ended December 31, 2019, primarily due to taxes owed on income earned in states where we do not have NOLs available to offset such taxable income.

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

Uses and Sources of Cash

Cash Flows from Operating Activities

We generated $2.1 million and used $0.1 million of cash for operating activities during the six months ended December 31, 2019 and 2018, respectively. Operating cash generated during the six months ended December 31, 2019 was primarily attributable to income from operations, adjusted for non-cash items, partially offset by the timing of collection of interest income. Operating cash usage during the six months ended December 31, 2018 was primarily attributable to operating costs during the period exceeding cash generating income, as approximately $1.0 million of our income for the period was from non-cash accretion and PIK interest.

Cash Flows from Investing Activities

During the six months ended December 31, 2019 we generated $1.9 million of cash, net, from investing activities. Our net cash inflows were primarily driven by liquidations of $2.4 million more in debt and equity securities than investments during the six months ended December 31, 2019. Partially offsetting the net cash inflows from debt and equity securities, we funded $0.2 million more in mortgage and commercial loans than we collected during the period, due to new loans that we made to originators in the MCA industry. Remaining investing cash outflows during the six months ended December 31, 2019 resulted from our purchase of land parcels for development and resale.

During the six months ended December 31, 2018 we used $11.3 million of cash, net, in investing activities. During the prior year period, we originated $4.5 million of short-term mortgage loans and collected $2.0 million in repayments of loans through Recur. Additionally, we provided $7.9 million in MCA funding through our MCA originators, and received $0.9 million in repayments through LMCS. Our remaining investing activities consisted of $8.0 million in purchases and $6.2 million in maturities or sales of debt and equity securities for the purpose of funding our operating expenses as we continued to evolve our real estate and MCA operating businesses and actively search for additional operating businesses to acquire.

Cash Flows from Financing Activities

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In January 2019, we completed the purchase of the authorized one million shares, and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We did not repurchase any shares during the six months ended December 31, 2019, compared to 156,423 shares of the Company’s common stock totaling $0.6 million during the six months ended December 31, 2018. All repurchased stock was retired. We may purchase up to 381,119 additional shares pursuant to our previously announced repurchase plan.

Liquidity

We had working capital (current assets less current liabilities) of $50.2 million at December 31, 2019, compared to working capital of $48.8 million at June 30, 2019. At December 31, 2019, we had no material commitments for capital expenditures.

As of December 31, 2019, less than 0.1% of our cash was in foreign accounts, and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities, and available-for-sale investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2019.

Recent Accounting Guidance

See “Note 2. Recent Accounting Guidance,” to the accompanying consolidated financial statements for a full description of recent accounting standards, including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the ability of the Board of Directors and Asset Management Committee to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate transactions with such acquisition targets; our ability to successfully develop our real estate and MCA operations, the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; and the impact of litigation and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more additional businesses, our ability to utilize our net operating losses to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Service; changes in and related uncertainties caused by changes in applicable tax laws, the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods and other natural disasters.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: February 5, 2020		CCUR HOLDINGS, INC.

	By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)