Form 10-Q
period 2020-03-31
CCUR Holdings, Inc.
filed 2020-05-07
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Yes ☐ No ☒

Number of shares of the Company’s common stock, par value $0.01 per share, outstanding as of May 5, 2020 was 9,001,862.

CCUR Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2020

Part I - Financial Information

Item 1.	Financial Statements

CCUR Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,763	$8,083
Equity securities, fair value	7,374	7,405
Fixed maturity securities, available-for-sale, fair value	10,952	20,393
Current maturities of mortgage and commercial loans receivable	2,639	3,184
Advances receivable, net	8,232	9,389
Prepaid expenses and other current assets	1,254	1,779
Total current assets	47,214	50,233

Land investment	3,568	3,265
Deferred income taxes, net	-	475
Mortgage and commercial loans receivable, net of current maturities	4,520	3,680
Definite-lived intangibles, net	2,551	2,910
Goodwill	1,260	1,260
Other long-term assets, net	913	651
Total assets	$60,026	$62,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$727	$660
Contingent consideration, current	-	750
Total current liabilities	727	1,410

Long-term liabilities:
Pension liability	4,014	4,136
Contingent consideration, long-term	2,010	2,340
Long-term debt	-	1,600
Other long-term liabilities	849	632
Total liabilities	7,600	10,118

Commitments and contingencies (Note 14)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,797,671 and 8,756,156 issued and outstanding at March 31, 2020, and June 30, 2019, respectively	88	87
Capital in excess of par value	209,097	208,881
Non-controlling interest	1,187	762
Accumulated deficit	(148,457)	(150,795)
Accumulated other comprehensive loss	(9,489)	(6,579)
Total stockholders' equity	52,426	52,356
Total liabilities, non-controlling interest, and stockholders' equity	$60,026	$62,474

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues:
Merchant cash advance fees and other revenue	$1,176	$825	$4,064	$1,045
Interest on mortgage and commercial loans	287	249	917	565
Total revenues	1,463	1,074	4,981	1,610
Operating expenses:
Selling, general, and administrative	968	909	3,609	2,536
Change in fair value of contingent consideration	(680)	-	(1,080)	-
Amortization of purchased intangibles	120	53	359	53
Provision for credit losses on advances	244	343	640	838
Total operating expenses	652	1,305	3,528	3,427
Operating income (loss)	811	(231)	1,453	(1,817)

Other interest income	1,391	1,053	5,673	2,788
Realized (loss) gain on investments, net	(102)	525	1,817	726
Unrealized loss on equity securities, net	(617)	(181)	(775)	(2,167)
Other (expense) income, net	(291)	160	(225)	265
Income (loss) before income taxes	1,192	1,326	7,943	(205)

Provision (benefit) for income taxes	292	(75)	448	(73)

Net income (loss)	900	1,401	7,495	(132)

Less: Net (income) loss attributable to non-controlling interest	(193)	10	(645)	10

Net income (loss) attributable to CCUR Holdings, Inc. stockholders	$707	$1,411	$6,850	$(122)
Earnings (loss) per share attributable to CCUR Holdings. Inc. stockholders:
Basic	$0.08	$0.16	$0.78	$(0.01)
Diluted	$0.08	$0.16	$0.78	$(0.01)

Weighted average shares outstanding - basic	8,779,681	8,853,451	8,764,795	8,998,935
Weighted average shares outstanding - diluted	8,858,497	8,864,071	8,833,746	8,998,935

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$900	$1,401	$7,495	$(132)

Other comprehensive (loss) income:
Net unrealized (loss) income on available for sale investments	(1,502)	366	(3,111)	(2,323)
Adoption of ASU 2016-01	-	-	-	(318)
Foreign currency translation adjustment	79	74	135	149
Pension and post-retirement benefits, net of tax	22	17	66	49
Other comprehensive (loss) income:	(1,401)	457	(2,910)	(2,443)

Comprehensive (loss) income	(501)	1,858	4,585	(2,575)

Comprehensive (income) loss attributable to non-controlling interest	(193)	10	(645)	10

Comprehensive (loss) income attributable to CCUR Holdings, Inc. stockholders	$(694)	$1,868	$3,940	$(2,565)

The accompanying notes are an integral part of the consolidated financial statements ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended March 31, 2020
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2019	8,761,156	$87	$209,076	$(144,652)	$(8,088)	$1,214	$57,637
Share-based compensation expense			89				89
Repurchase and retirement of common stock	(16,821)		(68)				(68)
Lapse of restrictions on restricted stock	53,336	1					1
Distributions to non-controlling interest						(220)	(220)
Dividends paid				(4,512)			(4,512)
Other comprehensive loss, net of taxes:
Net income				707		193	900
Unrealized loss on available-for-sale investments					(1,502)		(1,502)
Foreign currency translation adjustment					79		79
Pension plan					22		22
Total comprehensive loss							(501)
Balance at March 31, 2020	8,797,671	$88	$209,097	$(148,457)	$(9,489)	$1,187	$52,426

	Three Months Ended March 31, 2019
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2018	8,968,154	$90	$209,544	$(153,010)	$(5,213)	$-	$51,411
Share-based compensation expense			59				59
Repurchase and retirement of common stock	(188,510)	(2)	(701)				(703)
Lapse of restrictions on restricted stock	10,000	-
Acquisition of non-controlling interest						768	768
Other comprehensive income, net of taxes:
Net income (loss)				1,411		(10)	1,401
Unrealized gain on available-for-sale investments					366		366
Foreign currency translation adjustment					74		74
Pension plan					17		17
Total comprehensive income							1,858
Balance at March 31, 2019	8,789,644	$88	$208,902	$(151,599)	$(4,756)	$758	$53,393

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Nine Months Ended March 31, 2020
					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Non-controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2019	8,756,156	$87	$208,881	$(150,795)	$(6,579)	$762	$52,356
Share-based compensation expense			284				284
Repurchase and retirement of common stock	(16,821)		(68)				(68)
Lapse of restrictions on restricted stock	58,336	1					1
Distributions to non-controlling interest						(220)	(220)
Dividends paid				(4,512)			(4,512)
Other comprehensive income, net of taxes:
Net income				6,850		645	7,495
Unrealized loss on available-for-sale investments					(3,111)		(3,111)
Foreign currency translation adjustment					135		135
Pension plan					66		66
Total comprehensive income							4,585
Balance at March 31, 2020	8,797,671	$88	$209,097	$(148,457)	$(9,489)	$1,187	$52,426

	Nine Months Ended March 31, 2019
					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Non-controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2018	9,117,077	$91	$210,083	$(151,795)	$(2,313)	$-	$56,066
Share-based compensation expense			134				134
Repurchase and retirement of common stock	(344,933)	(3)	(1,315)				(1,318)
Lapse of restrictions on restricted stock	17,500	-
Adoption of ASU 2016-01				318			318
Acquisition of non-controlling interest						768	768
Other comprehensive loss, net of taxes:
Net loss				(122)		(10)	(132)
Unrealized loss on available-for-sale investments					(2,323)		(2,323)
Adoption of ASU 2016-01					(318)		(318)
Foreign currency translation adjustment					149		149
Pension plan					49		49
Total comprehensive loss							(2,575)
Balance at March 31, 2019	8,789,644	$88	$208,902	$(151,599)	$(4,756)	$758	$53,393

The accompanying notes are an integral part of the consolidated financial statements ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended March 31,
	2020	2019
Cash flows provided by operating activities:
Net income (loss)	$7,495	$(132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	364	55
Share-based compensation	284	134
Provision for credit losses on advances	640	838
Deferred taxes	-	(77)
Non-cash accretion of interest income	(3,116)	(804)
Payment-in-kind interest income	(727)	(633)
Realized gain on investments, net	(1,817)	(727)
Unrealized loss on investments, net	775	2,167
Change in fair value of contingent consideration	(1,080)	-
Unrealized foreign exchange loss	255	-
(Increase) decrease in assets:
Prepaid expenses and other current assets	116	237
Other long-term assets	508	(33)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(15)	(654)
Pension and other long-term liabilities	(84)	140
Net cash provided by operating activities	3,598	511

Cash flows provided by (used in ) investing activities:
Additions to land investment	(303)	-
Additions to property and equipment	(23)	(6)
Origination and fundings of mortgage and commercial loans receivable	(2,750)	(7,466)
Collections of mortgage and commercial loans receivable	2,554	4,378
Fundings of cash advances receivable	(17,382)	(17,704)
Collections of cash advances receivable	18,053	6,515
Acquisition of LuxeMark Capital, LLC	-	(1,212)
Proceeds from sale or maturity of securities	15,337	9,529
Purchases of securities	(4,092)	(12,995)
Proceeds from sale of Content Delivery business, net of cash transferred	-	1,450
Net cash provided by (used in) investing activities	11,394	(17,511)

Cash flows used in financing activities:
Repayment of debt financing	(1,600)	-
Member distributions	(220)	-
Purchase of common stock for retirement	(68)	(1,318)
Dividends paid	(4,411)	(1)
Net cash used in financing activities	(6,299)	(1,319)

Effect of exchange rates on cash and cash equivalents	(13)	(8)

Increase (decrease) in cash and cash equivalents	8,680	(18,327)
Cash and cash equivalents - beginning of year	8,083	32,992
Cash and cash equivalents - end of period	$16,763	$14,665

Cash paid during the year for:
Interest	$53	$-
Income taxes, net of refunds	$(104)	$295
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$391	$-

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

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. As of March 31, 2020, we had two existing operating segments: (i) merchant cash advance (“MCA”) operations, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

The Company holds an 80% interest in LMCS, with the remaining 20% held by AZOKKB, LLC (formerly named LuxeMark Capital, LLC and herein referenced as “Old LuxeMark”). Through LMCS, we manage a connected network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by the MCA originators to fund MCAs themselves. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting and legal support to LMCS.

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

During the fiscal quarter ended March 31, 2020, the onset of the illness caused by a novel coronavirus (“COVID-19”) began to have an unprecedented economic impact on the global economy, global financial markets, and transactional activity (including merger and acquisition activity). The Company’s business has not been immune to these effects, and management is actively responding to these developments and modifying business activity in response to rapidly changing circumstances. Management and the Board of Directors have taken steps during the quarter to reduce ongoing operating costs and to reduce risk to the Company’s long-term value for stockholders.

During the third quarter of our fiscal year 2020, the Company declared and paid a one-time dividend of $0.50 per share, which resulted in $4.4 million of cash dividends paid during the quarter. Another $0.1 million of dividends declared during the quarter relate to restricted stock and will remain as dividends payable until the restricted stock vests.

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of June 30, 2019 was derived from our audited consolidated financial statements. The results of operations for the three months and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on August 28, 2019.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. We review goodwill at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than the reporting unit’s carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We perform our annual impairment tests as of December 31 of each year, unless circumstances indicate the need to accelerate the timing of the tests. We completed our annual impairment test of goodwill as of December 31, 2019 and concluded that there was no impairment. Subsequent to completion of our annual goodwill impairment analysis, the COVID-19 virus developed into a pandemic that significantly impacted the global economy. We have evaluated the impact of this pandemic on our customers, supply chain, workforce limitations, and projected profitability, among other things. Our current expectations are that the COVID-19 pandemic will impact our revenues and profitability over the next quarter. At this time, we do not believe a triggering event for an interim goodwill impairment test has occurred because we do not expect the pandemic will materially adversely impact our applicable reporting unit over the long term. We will continue to monitor the COVID-19 pandemic’s impact on the reporting unit to which our goodwill is attributed, and should we determine in the future that its impact is more severe or persists for a longer period of time than we currently anticipate, we may determine that interim testing of goodwill for impairment is required.

Intangible assets include trade name, non-competition agreements, and syndicate participant/originator relationships, are subject to amortization over their respective useful lives, and are classified in definite-lived intangibles, net, in the accompanying consolidated balance sheets. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related assets or groups of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an asset exceeds its fair value. Our current expectations are that the COVID-19 pandemic will impact our revenues and profitability over the next quarter. At this time we do not believe a triggering event for an impairment test of our intangibles has occurred because we do not expect the COVID-19 pandemic will materially adversely impact our applicable reporting unit over the long term. We will continue to monitor the COVID-19 pandemic’s impact on the reporting unit to which our intangible assets are attributed, and should we determine in the future that its impact is more severe or persists for a longer period of time than we currently anticipate, we may determine that an impairment test of our intangible assets is required.

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

We have the intent and ability to hold these loans to maturity or payoff, and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of March 31, 2020, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land Investment

Land investment assets are stated at acquired cost. Pre-acquisition and development costs are capitalized. Gains and losses resulting from the disposition of real estate are included in operations. As of March 31, 2020, all land held by the Company is considered to be held for use and development.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each fiscal period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each fiscal period including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Weighted-average common share equivalents of 5,209 and 11,195 for the three months ended March 31, 2020 and 2019, respectively, were excluded from the calculation, as their effect would have been anti-dilutive. Weighted-average common share equivalents of 7,490 and 19,398 for the nine months ended March 31, 2020 and 2019, respectively, were excluded from the calculation, as their effect would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Basic weighted average number of shares outstanding	8,779,681	8,853,451	8,764,795	8,998,935
Effect of dilutive securities:
Restricted stock	78,816	10,620	68,951	-
Diluted weighted average number of shares outstanding	8,858,497	8,864,071	8,833,746	8,998,935

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

We provide fair value measurement disclosures of our securities in accordance with one of the three levels of fair value measurement. Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020 and June 30, 2019 are as follows:

	As of March 31, 2020 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$13,574	$13,574	$-	$-
Money market funds	3,189	3,189	-	-
Cash and cash equivalents	$16,763	$16,763	$-	$-

Common stock and common stock options	$4,491	$4,491	$-	$-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,374	$4,491	$-	$2,883

Corporate debt	$10,952	$-	$10,952	$-
Available-for-sale investments	$10,952	$-	$10,952	$-

Contingent consideration - cash earn-out	$1,960	$-	$-	$1,960
Contingent consideration - warrants	50	-	-	50
Liabilities	$2,010	$-	$-	$2,010

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2019 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$5,223	$5,223	$-	$-
Money market funds	2,860	2,860	-	-
Cash and cash equivalents	$8,083	$8,083	$-	$-

Common stock warrants	$1	$1	$-	$-
Common stock	4,521	4,521	-	-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,405	$4,522	$-	$2,883

Corporate debt	$20,393	$-	$20,393	$-
Available-for-sale investments	$20,393	$-	$20,393	$-

Contingent consideration - cash earn-out	$2,890	$-	$-	$2,890
Contingent consideration - warrants	200	-	-	200
Liabilities	$3,090	$-	$-	$3,090

The carrying amounts of certain financial instruments, including cash equivalents and MCAs, approximate their fair values due to their short-term nature. The following table provides a reconciliation of the beginning and ending balances for the Company’s assets and obligations measured at fair value using Level 3 inputs:

	Assets	Obligations
	Preferred	Contingent
	Stock	Consideration
	(Amounts in thousands)
Balance at June 30, 2019	$2,883	$3,090
Fair value adjustment to contingent consideration	-	(1,080)
Balance at March 31, 2020	$2,883	$2,010

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 ($ amounts in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Equity securities, fair value
Preferred stock	$2,883	cost, or observable price changes	not applicable	not applicable

Contingent consideration
Contingent cash payments	$1,960	Monte Carlo simulations	discount rate	11.0%
			expected volatility	25.0%
			drift rate	0.3%
			credit spread	8.0%

Contingent warrants	$50	Black-Scholes, Monte Carlo simulations	expected term	5.12 years
			expected volatility	25.0%
			risk free rate	0.4%
			dividend yield	0.0%

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 ($ amounts in thousands):

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2020 the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 provides changes to clarify or improve existing guidance. This guidance is effective upon issuance. We adopted the new guidance effective March 31, 2020 with no impact on our consolidated financial statements or disclosures.

Recent Accounting Guidance Not Yet Adopted

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). Among other things, ASU 2019-10 provides that ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and disclosures.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments

Fixed-Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed-maturity and equity securities:

March 31, 2020	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock and common stock options	$6,738	$235	$(2,482)	$4,491
Preferred stock	2,883	-	-	2,883
Total equity securities	$9,621	$235	$(2,482)	$7,374

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$19,432	$-	$(8,480)	$10,952
Total fixed-maturity securities	$19,432	$-	$(8,480)	$10,952

June 30, 2019	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock	$5,706	$-	$(1,185)	$4,521
Common stock warrants	288	-	(287)	1
Preferred stock	2,883	-	-	2,883
Total equity securities	$8,877	$-	$(1,472)	$7,405

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$25,761	$-	$(5,368)	$20,393
Total fixed-maturity securities	$25,761	$-	$(5,368)	$20,393

During the three months ended March 31, 2020, we reported $617,000 of unrealized loss on equity securities, net, within our consolidated statement of operations. Additionally, we reported $102,000 of realized loss, net, on the sale of debt and equity securities within our consolidated statement of operations. During the nine months ended March 31, 2020, we reported $775,000 of unrealized loss on equity securities, net, within our consolidated statement of operations, and $1,817,000 of realized gain on the sale of debt and equity securities, net, within our consolidated statement of operations.

Maturities of Fixed-Maturity Securities Available-for-Sale

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of fixed-maturity securities available for sale as of March 31, 2020 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Amounts in thousands)
Fixed-maturity securities
Due after one year through three years	$11,399	$4,576
Due after three years through five years	-	-
Due after five years through 10 years	8,033	6,376
Total fixed-maturity securities	$19,432	$10,952

4.	Mortgage and Commercial Loans Receivable

We had $7,159,000 of loan assets as of March 31, 2020, of which $1,659,000 are mortgage loans secured by real property in certain markets throughout the United States, and the remaining balance was comprised of loans to MCA originators. A summary of mortgage loan activity for the nine months ended March 31, 2020 is as follows:

				Provision
	Principal	Deferred	Accrued	for Loan	Carrying
Mortgage Loans Receivable	Balance	Fees	Interest	Loss	Value
	(Amounts in thousands)
Balance at July 1, 2019	$4,195	$(84)	$3	$-	$4,114
Additions during the period:
Amortization of deferred fees	-	69	-	-	69
Interest due at maturity			30		30
Deductions during the period:
Collections of principal	(2,554)	-	-	-	(2,554)
Balance at March 31, 2020	$1,641	$(15)	$33	$-	$1,659

A summary of loan activity to MCA originators for the period is as follows (amounts in thousands):

Other Loans Receivable	Principal Balance and Carrying Value
Balance at July 1, 2019	$2,750
Additions during the period:
Borrowings	2,750
Balance at March 31, 2020	$5,500

Loans reported under “Other Loans Receivable” have two-year, interest-only terms, bearing interest at 17.0% per annum, and are to a single MCA originator.

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Advances Receivable, net

Total advances receivable, net, consisted of the following:

	Advance	Deferred	Provision for Credit	Carrying
	Principal	Fees	Losses	Value
	(Amounts in thousands)
Merchant cash advances	$3,557	$-	$(275)	$3,282
Aviation advance	5,000	(50)	-	4,950
Advances receivable, net	$8,557	$(50)	$(275)	$8,232

As of March 31, 2020, 100% of MCAs in which we hold a participation interest were originated through three MCA originators.

Changes in the allowance for MCA credit losses are as follows (amounts in thousands):

Allowance for credit losses, July 1, 2019	$736
Provision for credit losses	640
Receivables charged off	(1,240)
Recoveries of receivables previously charged off	152
Effects of exchange rate differences	(12)
Allowance for credit losses, March 31, 2020	$276

During the three and nine months ended March 31, 2020, we provided $0 and $8,000,000 of cash advances to an aviation business to fund the deposit required for the recipient’s aircraft purchases for up to four months, in exchange for paying us an upfront fee and a guaranty of the full repayment obligation from the principal of the third-party business. These prepaid fees are netted against the principal balance, earned over the four-month advance period, and are reported as part of MCA income within the statement of operations. During the three and nine months ended March 31, 2020 we collected $3,000,000 of these advances. Each quarter, we review the carrying value of this cash advance, and determine if an impairment reserve is necessary.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2020	June 30, 2019
	(Amounts in thousands)
Accounts payable, trade	$216	$221
Dividends payable, short-term portion	53	1
Accrued compensation	53	56
Unrecognized income from research and development tax credits	35	35
Other accrued expenses	370	347
Total accounts payable and accrued expenses	$727	$660

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Pensions

Defined-Benefit Plans

The following table provides the components of net periodic benefit cost of our German defined-benefit pension plans recognized in earnings for the three months and nine months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net Periodic Benefit Cost
Interest cost	$7	$15	$22	$45
Expected return on plan assets	(1)	(2)	(3)	(4)
Recognized actuarial loss	22	17	66	49
Net periodic benefit cost	$28	$30	$85	$90

8.	Term Loan

In fiscal year 2019, we entered into an 18-month, $1,600,000 term loan with a commercial bank to finance part of a land purchase for the purpose of entitling and reselling the land. The term loan was fully repaid during the three months ended March 31, 2020. As of March 31, 2020, we have capitalized $57,000 of interest from this loan as part of the land cost.

9.	Income Taxes

The Company and its subsidiaries file income tax returns in the U. S. federal jurisdiction and in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U. S. federal, state, and local, or non-U. S. income tax examinations by tax authorities for fiscal years before 1999.

The domestic and foreign components of income (loss) from operations before the provision for income taxes are as follows (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
United States	$1,229	$1,368	$8,061	$(57)
Foreign	(37)	(42)	(118)	(148)
Income (loss) from operations	$1,192	$1,326	$7,943	$(205)

The components of the provision (benefit) for income taxes are as follows (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Domestic	$292	$(75)	$448	$(73)
Foreign		-		-
Total	$292	$(75)	$448	$(73)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We do not have sufficient evidence of future income to conclude that it is more likely than not that the Company will realize its entire deferred tax inventory in any of its jurisdictions (United States and Germany). Therefore, we have recognized a full valuation allowance on the Company’s deferred tax inventory, other than the alternative minimum tax (“AMT”) credit. We reevaluate our conclusions regarding the valuation allowance quarterly and will make appropriate adjustments as necessary in the period in which significant changes occur.

During the nine months ended March 31, 2020, we collected $475,000 of AMT credit carryforward refunds and we have $475,000 of AMT credit carryforwards remaining as of March 31, 2020 that are recorded to prepaids and other current assets on the consolidated balance sheets. The carryforwards have an indefinite life, and with passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020, all amounts became immediately refundable.

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months or nine months ended March 31, 2020.

10.	Stock-Based Compensation

We have a stock incentive plan providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Amended and Restated 2011 Stock Incentive Plan (the “Stock Plan”). Under the Stock Plan, the Compensation Committee may award stock options and shares of common stock on a restricted basis. The Stock Plan also specifically provides for stock appreciation rights and authorizes the Compensation Committee to provide, either at the time of the grant of an award under the Stock Plan or otherwise, that such award may be cashed out upon terms and conditions to be determined by the Compensation Committee or the Board of Directors.

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant. We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. As of March 31, 2020, there were 692,193 shares available for future grant under the Stock Plan.

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2020 and 2019, we recorded $89,000 and $59,000, respectively, of stock-based compensation expense to selling, general, and administrative expense. During the nine months ended March 31, 2020 and 2019, we recorded $284,000 and $134,000, respectively, to selling, general, and administrative expense. Our stock-based compensation expense results from the issuance of stock options and restricted stock to employees and board members during the current and prior periods, for which expense is recognized over the respective vesting periods of the granted stock and options. Total remaining compensation cost of restricted stock awards issued but not yet vested as of March 31, 2020 is $652,000, which is expected to be recognized over the weighted-average period of 2.55 years.

Restricted Stock Awards

A summary of our restricted stock activity for the nine months ended March 31, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2019	167,500	$4.15
Granted	100,026	4.90
Vested	(58,336)	4.13
Forfeited	(5,000)	5.42
Non-vested at March 31, 2020	204,190	$4.41

During the nine months ended March 31, 2020, the Company granted 15,000 restricted stock awards to non-employee directors and 85,026 restricted stock awards to employees, all vesting over 3 years. The 85,026 restricted stock awards to employees were granted in settlement of 2019 bonuses based on the Company’s net asset value as of December 31, 2019 under the Company’s 2019 bonus plan. The share-based compensation expense attributable to these awards is being recorded over the requisite service period starting with the service inception date and ending on the final vest date.

Stock Options

As of March 31, 2020, we had 15,000 stock options outstanding, of which 10,000 options had vested and were exercisable, at a weighted-average exercise price of $5.42, with a weighted-average remaining contractual term of 7.88 years.

Options outstanding and exercisable had no intrinsic value at March 31, 2020 and 2019. Total remaining compensation cost of stock options granted, but not yet vested, at March 31, 2020 is $4,000, which is expected to be recognized over the weighted-average remaining period of 0.88 years. We generally issue new shares to satisfy option exercises. During the three months and nine months ended March 31, 2020 and 2019, there were no grants, forfeitures, or exercises of stock options.

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of taxes, for the nine months ended March 31, 2020:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Loss on Investments	Total
	(Amounts in thousands)

Balance at June 30, 2019	$(1,707)	$496	$(5,368)	$(6,579)
Other comprehensive income (loss) before reclassifications	66	135	(3,111)	(2,910)
Effect of exchange rates on the pension plans	55	(55)	-	-
Net current period other comprehensive income (loss)	121	80	(3,111)	(2,910)
Balance at March 31, 2020	$(1,586)	$576	$(8,479)	$(9,489)

12.	Segments

We operate in two segments: (i) “MCA Operations,” conducted primarily through LMCS, and (ii) “Real Estate Operations,” conducted primarily through Recur.

Our President and Chief Executive Officer is our chief operating decision maker (the “CODM”). Our CODM uses revenue and operating income to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects segment revenue, less operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses. All of our principal operations and assets are located in the United States.

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating results are as follows (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Segment revenue:
MCA advance income	$899	$576	$2,694	$796
Syndication fees	277	205	1,215	205
Interest on loans to MCA originators	234	-	673	-
Other MCA revenue	-	72	155	72
MCA operations revenues	1,410	853	4,737	1,073
Real estate operations revenues	53	221	244	537
Consolidated revenues	1,463	1,074	4,981	1,610

Segment operating expenses:
Selling, general and administrative	228	190	951	204
Change in fair value of contingent consideration	(680)	-	(1,080)	-
Amortization of purchased intangibles	120	53	359	53
Provision for credit losses on advances	244	343	640	329
MCA operations	(88)	586	870	586
Real estate operations	-	-	-	-
Add:
Corporate expenses	740	719	2,658	2,841
Consolidated operating expenses	652	1,305	3,528	3,427

Segment operating income (loss):
MCA operations	1,498	267	3,867	487
Real estate operations	53	221	244	537
Add:
Corporate	(740)	(719)	(2,658)	(2,841)
Consolidated operating income (loss)	$811	$(231)	$1,453	$(1,817)

Segment assets are as follows:

	March 31, 2020	June 30, 2019
	(Amounts in thousands)
Segment assets:
MCA	$20,401	$18,277
Real estate	9,234	7,379
Add:
Corporate assets	40,385	47,190
Corporate intercompany loan to LMCS	(9,994)	(10,372)
Total consolidated assets	$60,026	$62,474

Real estate assets include $4,006,000 of cash held by our real estate operating subsidiary as of March 31, 2020.

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Leases

The Company leases office space in two locations: (i) Duluth, Georgia, and (ii) New York City, New York. The Duluth, Georgia lease expires in 2025, and the New York City, New York lease expires in 2023. We prospectively adopted ASU 2016-02 effective for the fiscal year ended June 30, 2019. For leases with a term of 12 months or less, we made an accounting policy election not to recognize lease assets and lease liabilities. The following information represents the amounts included in the financial statements related to leases (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Operating lease cost	$64	$12	$173	$14
Total lease cost	$64	$12	$173	$14

Gross sublease income	43	-	143	-
Operating cash flows from operating leases	(21)	(12)	(30)	(14)

Operating lease cost is reported as part of selling, general, and administrative expenses on the consolidated statement of operations. Sublease income is reported as a reduction of selling, general, and administrative expenses on the consolidated statement of operations. Operating cash flows from leases are reported as part of net income (loss) on the consolidated statement of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities are reported as part of other long-term assets on the consolidated balance sheet. The short-term portions of the operating lease liabilities are reported as part of accounts payable and accrued expenses on the consolidated balance sheet. The long-term portions of the operating lease liabilities are reported as part of other long-term liabilities on the consolidated balance sheet. The weighted-average remaining lease term for operating leases as of March 31, 2020 is 46 months. The weighted-average annual discount rate used for operating leases as of March 31, 2020 is 6.5%.

At March 31, 2020, lease payments for operating leases for the next five years are as follows:

Fiscal Year Ending June 30	Amount
2020	$46,000
2021	250,000
2022	258,000
2023	123,000
2024	79,000
Thereafter	81,000

The total lease liability on the balance sheet as of March 31, 2020 is $815,000. Total unrecognized expected interest expense related to leases is $96,000.

14.	Commitments and Contingencies and Related Party Transactions

Severance Arrangements

Pursuant to the terms of the employment agreements with our Chief Executive Officer, Chief Financial Officer, and other senior employees, employment may be terminated either by the respective employee or by the Company at any time. In the event an agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, the terminated employee will receive severance compensation for a period from six to 12 months, depending on the employee, and bonus severance. Additionally, if terminated, our Chief Executive Officer, Chief Financial Officer and certain other senior executives will continue to receive the employer portion of health coverage during their severance period. At March 31, 2020, the maximum contingent liability under these agreements was $836,000 in the aggregate.

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Agreement

In February 2019, the Company entered into a management agreement (as amended, the “Management Agreement”) with CIDM LLC (“CIDM” or the “Asset Manager”) under which CIDM LLC provides consulting services and advice to the Board of Directors and the Company’s management regarding asset allocation and acquisition strategy. Effective February 26, 2020, the Management Agreement was assigned to CIDM II, LLC (“CIDM” or the “Asset Manager”). CIDM exclusively manages the Company’s portfolio of publicly traded investments and, subject to the terms of the Management Agreement and the guidelines set forth therein, maintains investment authority over such portfolio, in order to better position the Company to increase its return on assets. CIDM is an affiliate of the Company’s largest stockholder, JDS1, LLC.

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

As of March 31, 2020, the Company has issued 711,695 SARS to CIDM. If a qualified change of control had occurred on March 31, 2020, the Company would have been required to settle the issued SARS for $2,420,000, using the Company’s March 31, 2020 closing stock price. Based on the Company’s total assets as of March 31, 2020 and growth in net asset value (as defined in the Management Agreement) over the course of calendar year 2020, we expect to issue an additional 68,995 SARs to CIDM during the fourth quarter of our fiscal year 2021. The ultimate contingent liability associated with this cash-settled SAR commitment is dependent on certain change-of-control events. Neither the amount nor the range of possible amounts associated with this contingent liability is able to be estimated at the present time, as the future stock price of the Company cannot be predicted, but such liability is not limited by the terms of the Management Agreement and if realized may be material to the financial condition and results of operation of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which appear elsewhere herein. Except for statements of historical facts, many of the matters discussed in this Item 2 are considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled “Cautionary Statement Regarding Forward-Looking Statements,” in the section below entitled “Item 1A. Risk Factors,” and in other filings made with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2019.

References herein to “CCUR Holdings,” the “Company,” “we,” “us,” or “our” refer to CCUR Holdings, Inc. and its subsidiaries, unless the context specifically indicates otherwise.

Overview

As of March 31, 2020, the Company operates with two business segments: (i) merchant cash advance (“MCA”), conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

The Company holds an 80% interest in LMCS, with the remaining 20% held by AZOKKB, LLC (formerly named LuxeMark Capital, LLC and herein referenced as “Old LuxeMark”). Through LMCS, we manage a connected network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by the MCA originators to fund MCAs themselves. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting and legal support to LMCS.

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

Recent Events

On February 13, 2020, we announced that the Company’s Board of Directors declared a special one-time cash dividend of $0.50 per share of CCUR Holdings, Inc. common stock to common stockholders of record on February 24, 2020. We paid the dividend on March 9, 2020 in the amount of $4.4 million. In April 2020, the Company’s Board of Directors appointed existing director Steven G. Singer as Chairman of the Board. Wayne Barr Jr. resigned as Executive Chairman of the Board, but will continue to serve as Chief Executive Officer, as President, and as a member of the Board of Directors.

During the fiscal quarter ended March 31, 2020, the novel coronavirus (“COVID-19”) pandemic (the “pandemic”) began to have an unprecedented economic impact on the global economy, global financial markets, and transactional activity (including merger and acquisition activity). The Company’s business has not been immune to these effects, and management is actively responding to these developments by modifying business activity and workplace practices and procedures in response to rapidly changing circumstances. Management and the Board of Directors have taken steps during the quarter to reduce ongoing operating costs and to reduce risk to the Company’s long-term value for stockholders.

Our MCA segment experienced a decline in revenues during the latter half of our fiscal quarter ending March 31, 2020 which management believes is predominantly due to the economic uncertainties caused by the pandemic, and we anticipate our MCA revenues will continue to be adversely affected while major parts of the U.S. economy are restricted by mandatory business shut-downs and/or stay-at-home orders, as well as other effects of the pandemic. We and our finance partners have also decreased new funding arrangements while evaluating the effect of the current economic uncertainties on the MCA business and its customers. We have also experienced reduced ability to participate in MCA funding through originators, which reduces our syndication fee income and revenue from direct funding of MCAs. We anticipate continued lower funding of new MCAs and reduced collection volume on outstanding MCAs until the economic situation caused by the pandemic stabilizes and a greater level of economic activity returns. Additionally, while originators of MCAs are beginning to modify underwriting criteria and focus new funding on businesses that are deemed “essential services” during the pandemic, it remains to be seen whether essential businesses will pursue MCAs at levels sufficient to offset the declines in MCA collections for the foregoing reasons. We currently expect the pandemic to have a short-term impact on our MCA revenue and profitability. We will continue to monitor the pandemic’s impact on the reporting unit to which our goodwill is attributed, and should we determine in the future that its impact is more dire and permanent than we currently anticipate, we will perform an interim period goodwill impairment test.

Our real estate related revenues have continued to remain stable during the quarter ended March 31, 2020 and we believe that our real estate borrowers will continue to be able to service their real estate loans. We continue to develop real estate for future sale. While we do not believe that any of these projects warrant impairment charges or other reserves at this point, we do expect that the economic impact of the pandemic will result in a delay in the eventual sale of this real estate.

Through most of the quarter ended March 31, 2020, we have continued to actively evaluate and engage with potential acquisition target candidates; however, the pandemic has delayed our due diligence process by impeding our ability to participate in in-person visits and physical tours and complicating our ability to place valuations on targets given the uncertainty in the global markets. We expect this uncertainty to continue over the next few months. Thus, while we have not experienced a significant slowing of merger and acquisition activity, any acquisitions that we decide to pursue may take longer to consummate.

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (the “SEC”) defines “critical accounting estimates” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Results of Operations

MCA revenue includes income from the discount at which we provide advances on future merchant receivables, as well as fees earned for sourcing both syndication capital and merchant leads for MCA originators. We generate revenue from interest on loans by entering into commercial loan agreements to fund third party originators in the MCA industry and real estate industry.

Selling, general, and administrative expenses consist primarily of salaries, benefits, commissions, rent, travel, administrative personnel, information systems, insurance, accounting, legal services, board of director fees and expenses, and other professional services.

Other interest income is earned on cash overnight sweep accounts and money market deposits as well as investments in debt securities. Interest income also includes accretion of discounts related to transactions in which we purchased debt securities on the secondary markets at a discount. Such discounts are amortized over the terms of each debt security to the commitment values that will be due on each maturity date, as well as early repayment. Additionally, we earn payment-in-kind (“PIK”) interest from one of our debt securities whereby interest is paid in the form of an increase in the commitment value due from the debt security issuer on the maturity date.

Three Months Ended March 31, 2020 in Comparison to the Three Months Ended March 31, 2019

Consolidated Revenues and Income. During the three months ended March 31, 2020, we generated $1.5 million of total revenue, compared to $1.1 million in the three months ended March 31, 2019, driven largely by our increasing participation in the MCA industry. Our net income for the third quarter of fiscal year 2020 was $0.7 million, compared to net income of $1.4 million in the third quarter of fiscal year 2019. This decrease was attributable largely to realized and unrealized losses from our investments in certain debt and equity securities and increased state income taxes compared to the prior year, partially offset by lower operating expenses.

MCA Segment Revenues. In December 2018, we began participating in the MCA industry by purchasing participation interests in advances to merchants through third-party originators. For the three months ended March 31, 2020, we maintained a larger weighted-average outstanding balance of funded MCAs compared to the prior year, and consequently earned higher MCA revenue during the current period relative to the three months ended March 31, 2019. After closing the acquisition of the assets of Old LuxeMark (the “LuxeMark Acquisition”) in the third quarter of our fiscal year 2019, we began generating additional revenue in the MCA sector by earning fees on sourcing syndication capital for MCA originators, earning interest on loans to MCA originators, and generating leads for MCA originators in exchange for a fee. Additionally, as part of our MCA business, we originated term loans to an MCA originator so that it may fund additional MCAs. These loans generated $0.2 million of interest income during the period. Our quarterly MCA operations revenues are as follows:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
MCA revenue	$899	$576
Syndication fee revenue	277	205
Fee income on leads generation	-	72
MCA fees and other revenue	1,176	853
Interest on loans to MCA originators	234	-
Total MCA operations segment revenue	$1,410	$853

MCA revenue from interest on loans to MCA originators is categorized as MCA revenue for purposes of segment reporting but reported within the line item Interest on mortgage and commercial loans within our consolidated statements of operations.

With the onset of the pandemic during the third quarter of our fiscal year 2020, we experienced declines in MCA revenues during the latter half of the quarter, partially offset by stable revenue from interest on loans to MCA originators. This occurred as (i) fewer merchants are meeting MCA underwriting criteria, which reduces our syndication fee income and ability to generate revenue by directly funding MCAs (ii) underwriters are less interested in purchasing leads, and (iii) a portion of our merchants, in coordination with the originators, have reduced or paused payments to better weather the current economic downturn, which reduces our MCA revenues. Furthermore, we reduced our volume of MCA funding during the third quarter of our fiscal 2020, primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. We anticipate continued lower funding and collection volume over the next few months and are currently uncertain as to the long-term impact of the pandemic. However, originators have already begun modifying underwriting criteria and marketing efforts to focus on businesses that are deemed “essential services” during the pandemic.

Real Estate Operations Segment Revenues. We generated $0.1 million of revenue from interest on commercial mortgage loans during the three months ended March 31, 2020, compared to $0.2 million during the three months ended March 31, 2019. The decrease in revenue resulted from borrower payoffs outpacing originations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $1.0 million for the three months ended March 31, 2020, a $0.1 million, or 6.5%, increase from the three months ended March 31, 2019. Collectively, slight increases in accounting fees and share-based compensation expense compared to the prior period caused the period-over-period increase.

Change in Fair Value of Contingent Consideration. During the three months ended March 31, 2020, we recorded a $0.7 million reduction to the fair value of contingent consideration due to Old LuxeMark. The decrease in estimated contingent consideration payments associated with the LuxeMark acquisition resulted from our projected impact of the pandemic’s impact on LMCS’s ability to meet calendar year 2020 performance thresholds, due to a decline in the expected levels of revenue and profitability over the next few months. Our expectation of LMCS’s ability to meet performance criteria in 2021 and 2022 currently remain unchanged relative to prior projections.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/originator relationships attributable to the LuxeMark Acquisition. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019 and no impairments or circumstances requiring a testing of impairment of these intangible assets were identified as of or during the three months ended March 31, 2020.

Provision for Credit Losses on Advances. During the three months ended March 31, 2020, we recorded a $0.2 million provision for credit losses on MCAs, a $0.1 million, or 28.9%, decrease from the provision expense for the three months ended March 31, 2019. The period over period decrease in provision expense resulted from decreases in the MCAs funded in the current period versus the prior period. MCA funding activity decreased during the period primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. Partially offsetting the period over period decrease in provision for credit losses due to lower MCA funding activity, we recorded an additional $0.1 million of provision expense for existing MCAs during the current period due to our anticipated impact of the pandemic on merchant repayment activity.

Other Interest Income. Other interest income includes interest earned on investments in debt securities and cash and money market balances. The components of our interest income for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
Interest from cash deposits and debt securities	$397	$545
Accretion of discounts on purchased debt securities	750	287
Payment-in-kind interest	244	221
Other interest income	$1,391	$1,053

Other interest income for the three months ended March 31, 2020 increased by $0.3 million, or 32.1%, compared to the three months ended March 31, 2019, due to higher yields on incremental investments in debt securities since March 31, 2019 and accretion of the discounts on these securities.

Realized (Loss) Gain on Investments, Net. During the three months ended March 31, 2020, we sold investments in certain debt and equity securities for which we recognized $0.1 million of net realized losses, as compared to $0.5 million of realized gains on the sale of certain equity and debt securities during the same period in the prior year.

Unrealized Loss on Equity Securities, Net. During the three months ended March 31, 2020, we reported unrealized loss on equity securities, net, of $0.6 million, compared to unrealized loss of $0.2 million during the three months ended March 31, 2019. Our unrealized losses on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Our unrealized losses during the current period were attributable to a decline in the fair value of equity securities during the period.

Other (Expense) Income, Net. Other expense during the three months ended March 31, 2020 is primarily attributable to a $0.3 million unrealized foreign exchange loss on cash and MCAs held in Australian dollars, whereas the prior year other income was primarily attributable to dividend income from equity securities that we no longer own.

Income Tax (Benefit) Provision. We reported $0.3 million of income tax provision for the three months ended March 31, 2020, due to updated estimates of our estimated state income taxes during the period. Our available federal net operating loss (“NOL”) carryforwards offset any federal taxable income for our fiscal year 2019.

Nine Months Ended March 31, 2020 in Comparison to the Nine Months Ended March 31, 2019

Consolidated Revenues and Income. During the nine months ended March 31, 2020, we generated $5.0 million of total revenue, compared to $1.6 million during the nine months ended March 31, 2019, driven largely by our growing participation in the MCA industry. Our net income for the first nine months of fiscal year 2020 increased to $6.9 million, compared to a loss of $0.1 million during the first nine months of fiscal year 2019. This increase was attributable largely to an increase in our income before income tax driven by our MCA operations and our investments in certain debt and equity securities.

MCA Operations Segment Revenues. We generated $4.7 million of revenue from MCA operations during the nine months ended March 31, 2020, compared to $1.0 million during the nine months ended March 31, 2019. For the nine months ended March 31, 2020, we maintained a larger weighted-average outstanding balance of funded MCAs compared to the prior year, and consequently earned higher MCA revenue during the current period relative to the nine months ended March 31, 2019. Our syndication fee revenue during the nine months ended March 31, 2019 benefited from a full nine months of syndication activity, while in the prior year period, we only began generating syndication revenue after the LuxeMark Acquisition in mid-February 2019. Additionally, as part of our MCA business, we originated term loans to an MCA originator so that it may fund additional MCAs. These loans generated $0.7 million of interest income during the period. Our MCA operations revenues for the nine months are as follows:

	Nine Months Ended March 31,
	2020	2019
	(Amounts in thousands)
MCA revenue	$2,694	$796
Syndication fee revenue	1,215	205
Fee income on MCA leads generation	155	72
MCA fees and other revenue	4,064	1,073
Interest on loans to MCA originators	673	-
Total MCA operations segment revenue	$4,737	$1,073

MCA revenue from interest on loans to MCA originators is categorized as MCA operations revenue for purposes of segment reporting but reported within the line item Interest on mortgage and commercial loans within our consolidated statements of operations.

With the onset of the pandemic during the third quarter of our fiscal year 2020, we experienced declines of MCA revenues during the latter half of the quarter ending March 31, 2020, partially offset by stable revenue from interest on loans to MCA originators. This occurred as (i) fewer merchants are meeting MCA underwriting criteria, which reduces our syndication fee income and ability to generate revenue by directly funding MCAs, (ii) underwriters are less interested in purchasing leads, and (iii) a portion of our merchants, in coordination with the originators, have reduced or paused payments to better weather the current economic downturn, which reduces our MCA revenues. Furthermore, we reduced our volume of MCA funding during the third quarter of our fiscal 2020, primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. We anticipate continued lower funding and collection volume over the next few months and are uncertain as to the long-term impact of the pandemic at this point. However, originators have already begun modifying underwriting criteria and marketing efforts to focus on businesses that are deemed “essential services” during the pandemic.

Real Estate Operations Segment Revenues. We generated $0.2 million of revenue from real estate operations for the nine months ended March 31, 2020, as compared to $0.5 million for the nine months ended March 31, 2019. The decrease in revenue resulted from the decrease in interest on commercial mortgage loans due to borrower payoffs outpacing originations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $3.6 million for the nine months ended March 31, 2020, a $1.1 million, or 42.3%, increase from the nine months ended March 31, 2019. Legal, accounting, compensation, and other administrative expenses attributable to our MCA operations accounted for $0.8 million of the increase. The remaining $0.3 million increase was due to corporate salaries from additional headcount and financial performance bonuses earned during the nine months ended March 31, 2020.

Change in Fair Value of Contingent Consideration. During the nine months ended March 31, 2020, we recorded a $1.1 million reduction in the fair value of contingent consideration due to Old LuxeMark. The decrease in estimated contingent consideration payments associated with the LuxeMark Acquisition resulted from (i) LMCS’ not meeting the minimum performance levels to earn calendar year 2019 contingent consideration, and (ii) our projected impact of the pandemic on LMCS’s ability to meet calendar year 2020 performance thresholds.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/originator relationships attributable to the LuxeMark Acquisition. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019.

Provision for Credit Losses on Advances. During the nine months ended March 31, 2020, we recorded a $0.6 million provision for credit losses on MCAs, a $0.2 million, or 23.6%, decrease from the nine months ended March 31, 2019. The period-over-period decrease in provision expense resulted from decreases in the MCAs funded in the current period versus the prior period, and our shift away from originators with higher default rates to those with lower default rates. Recent MCA funding activity decreased primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. Partially offsetting the period-over-period decrease in provision for credit losses due to lower MCA funding activity, we recorded an additional $0.1 million of provision expense for existing MCAs during the current period due to our anticipated impact of the pandemic on merchant repayment activity.

Other Interest Income. Other interest income includes interest earned on investments in debt securities and cash and money market balances. The components of our interest income for the nine months ended March 31, 2020 and 2019 are as follows:

	Nine Months Ended March 31,
	2020	2019
	(Amounts in thousands)
Interest from cash deposits and debt securities	$1,830	$1,351
Accretion of discounts on purchased debt securities	3,116	804
Payment-in-kind interest	727	633
Other interest income	$5,673	$2,788

Other interest income for the nine months ended March 31, 2020 increased by $2.9 million, or 103.5%, compared to the nine months ended March 31, 2019, due to higher yields on incremental investments in debt securities and accretion of the discounts on these securities.

Realized Gain on Investments, Net. During the nine months ended March 31, 2020, we sold investments in certain equity and debt securities for which we recognized $1.8 million of net realized gains, as compared to $0.7 million of realized gains on the sale of certain equity and debt securities during the same period in the prior year.

Unrealized Loss on Equity Securities, Net. During the nine months ended March 31, 2020, we reported unrealized losses on equity securities, net, of $0.8 million, compared to an unrealized loss of $2.2 million during the nine months ended March 31, 2019. Our unrealized gains and losses on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Additionally, our unrealized losses during the current period were primarily attributable to sale of equity securities during the period for which we had previously recognized unrealized gains, and upon sale in the current period, resulted in a transfer of the gain from unrealized to realized, while the unrealized loss in the comparative prior period is primarily attributable to declines in the market values of securities.

Income Tax Provision (Benefit). We reported $0.4 million of income tax expense for the nine months ended March 31, 2020, primarily due to taxes on income earned in states where we do not have NOLs available to offset such taxable income.

Liquidity and Capital Resources

We do not currently expect the pandemic to significantly affect our liquidity and currently have access to sufficient liquidity and capital resources to continue funding our operations and sustain currently expected levels of capital expenditures over the next twelve months. While we maintain significant amounts of cash and cash equivalents and marketable securities which we may use to fund our operations and make investments, the pandemic has had a significant impact on credit markets, which may adversely affect our ability to access third-party financing. Our future liquidity will be affected by, among other things:

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

Uses and Sources of Cash

Cash Flows from Operating Activities

We generated $3.6 million and $0.5 million of cash from operating activities during the nine months ended March 31, 2020 and 2019, respectively. Operating cash generated during the nine months ended March 31, 2020 was primarily attributable to income from operations, adjusted for non-cash items, partially offset by realized gains on investments and by the timing of collection of interest income. Operating cash generated during the nine months ended March 31, 2019 was primarily attributable to cash income generated by our operations and investments exceeding our operating costs.

Cash Flows from Investing Activities

During the nine months ended March 31, 2020 we generated $11.4 million of cash, net, from investing activities. Our net cash inflows were primarily driven by liquidations of $11.2 million more in debt and equity securities than investments during the nine months ended March 31, 2020. As of December 31, 2019, we held bonds with a fair market value of $12.1 million in an issuer that were acquired through our Asset Manager as part of an acquisition strategy.  After determining that an acquisition would not be pursued, we sold the bonds to the issuer in February 2020, resulting in a $0.1 million realized loss during the third quarter of fiscal year 2020. As of December 31, 2019, we held bonds with a fair value of $12.1 million that were acquired through our Asset Manager as part of an acquisition strategy. After determining that an acquisition would not be pursued, we sold the bonds to the issuer in February 2020, resulting in a $0.1 million realized gain during the third quarter of fiscal year 2020.

During the nine months ended March 31, 2019 we used $17.5 million of cash, net, in investing activities. During the prior year period, we originated $7.5 million of short-term mortgage loans and collected $4.4 million in repayments of loans through Recur. Additionally, we provided $17.7 million in MCA funding through our MCA originators, and received $6.5 million in repayments through LMCS. We also used $1.2 million of cash to fund the LuxeMark Acquisition. Our remaining investing activities consisted of $13.0 million in purchases and $9.5 million in maturities or sales of debt and equity securities.

Cash Flows from Financing Activities

During the nine months ended March 31, 2020 we used $6.3 million of cash for financing activities. During the period we fully repaid the outstanding balance of a $1.6 million term loan collateralized by land purchased for development and resale. We repaid the balance with existing cash to reduce associated interest cost.

During the third quarter of our fiscal year 2020, the Company declared and paid a one-time dividend of $0.50 per share, which resulted in $4.4 million of cash dividends paid during the quarter. Another $0.1 million of dividends declared during the quarter relate to restricted stock and will remain as dividends payable until the restricted stock vests.

During the third quarter of our fiscal year 2020, the Company distributed $0.2 million of cash to the non-controlling member of LMCS, representing the non-controlling member’s 20% interest in LMCS’s distributable net income.

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In January 2019, we completed the purchase of the authorized one million shares, and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We repurchased 16,821 shares of the Company’s common stock totaling $0.1 million during the nine months ended March 31, 2020, as compared to 344,933 shares of the Company’s common stock totaling $1.3 million during the nine months ended March 31, 2019. All repurchased stock was retired. We may purchase up to 364,298 additional shares pursuant to our previously announced repurchase plan.

Liquidity

We had working capital (current assets less current liabilities) of $46.5 million at March 31, 2020, compared to working capital of $48.8 million at June 30, 2019. At March 31, 2020, we had no material commitments for capital expenditures.

As of March 31, 2020, less than 0.1% of our cash was in foreign accounts, and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities, and available-for-sale investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2020.

Recent Accounting Guidance

See “Note 2. Recent Accounting Guidance,” to the accompanying consolidated financial statements for a full description of recent accounting standards, including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the duration and impact of the pandemic on the Company’s business plans and expected operating results, the ability of the Board of Directors and Asset Management Committee to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate transactions with such acquisition targets; our ability to successfully develop our real estate and MCA operations; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; the impact of litigation; and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more additional businesses; our ability to utilize our net operating losses to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Service; changes in and related uncertainties caused by changes in applicable tax laws; the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods, and other natural disasters.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as may be required by federal securities law.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in our risk factors from those included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except as noted below.

The COVID-19 pandemic and resulting impact on economic activity may have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has had a negative impact on our business and results of operations and may continue to do so in the future.

The emergence of the global pandemic has significantly increased the risks to our business, as the pandemic and the response to the pandemic have disrupted business activity in our operating markets, caused large amounts of volatility in credit and capital markets, and led to an abrupt contraction in the U.S. economy. The pandemic may make it more difficult for the Company to achieve its business plan to expand its operations in the short-term due to our reduced or delayed ability to invest liquid resources into MCAs and real estate assets or consummate additional acquisitions of businesses or assets.

In order to achieve the Company’s goal of expanding its existing operations and acquiring additional operating assets, we work with our external asset manager on asset allocation and balancing the amount of liquid resources needed to continue to expand and support our MCA and real estate operations while also preserving adequate resources for additional acquisitions. Due to the factors discussed above, in an attempt to balance various risks, the Company may find it necessary to make temporary adjustments to our asset allocation strategy while we continue to assess the impact of the pandemic on our business. For example, if there is a continuing reduction in opportunities to fund MCAs because, among other reasons, many originators limit MCAs to essential services businesses and created tighter underwriting requirements, our ability to allocate assets to MCAs at historical levels or at optimal levels for our strategy may be limited. Moreover, even with tighter underwriting requirements, as MCAs are repaid, we may decide that uncertainty in economic conditions will cause us to limit our participation in new MCAs or new loans to MCA originators, thus allocating assets to other segments of our business or preserving them for other uses.

Similarly, restrictions on travel, lower business confidence, and generally higher levels of uncertainty may make it more difficult or delay our ability to develop real estate for sale and to complete due diligence on attractive businesses or assets that we identify. Although we continue to develop real estate for sale and are actively engaged in the evaluation of several potential acquisition targets, delay in the related processes caused by the COVID-19 pandemic may require us to preserve liquid resources for a longer period. Our external asset manager invests our liquid resources in marketable securities to preserve resources needed to acquire operating assets and protect against inflation and similar risks. While helping us preserve our liquid resources, holding our excess liquid resources in marketable securities also presents risks we must balance, such as the current volatility of the capital markets, which renders the fair value of our securities subject to increased fluctuation and makes it harder to forecast and anticipate the value of our securities as of any certain date, and compliance risks such as being deemed an inadvertent investment company (absent available exemptions), which would subject us to burdensome restrictions that would limit our activities or lead to the liquidation of investments at times of inopportune market conditions.

The extent to which the pandemic impacts our business, financial condition, and results of operations will depend on numerous evolving factors that cannot be predicted with certainty, including: the duration and severity of the pandemic; the actions of governments, businesses and individuals taken in response to the pandemic; the impact of the pandemic on our clients and their demand for the services we provide; the impact on credit and capital markets; and the impact on general economic activity, consumer and business confidence, and discretionary spending. Further, a sustained economic downturn may also result in the carrying value of our reporting segments and tangible and intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. These or other factors related to the pandemic which we cannot anticipate may have a material adverse effect on our business, financial condition, and results of operation.

The Company may be classified as an inadvertent investment company if we acquire investment securities in excess of 40% of our total assets.

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act, a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents). If we were to be classified as an investment company, the cost of complying with the regulations under the Investment Company Act and the limitations that such regulations would impose on our ability to execute our business plan could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2018, we announced that the Board of Directors had authorized the repurchase of up to one million shares of the Company’s common stock. In January 2019, we completed the purchase of the authorized one million shares and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The following table sets forth information about the shares of the Company’s common stock we repurchased during the three months ended March 31, 2020, as well as those shares remaining available for repurchase under the Board’s authorization:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
January 2020	-	$-	-	381,119
February 2020	9,341	4.53	9,341	371,778
March 2020	7,480	3.43	7,480	364,298
Total	16,821	$4.04	16,821	364,298

Item 6.	Exhibits

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Proxy on Form DEFR14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Certificate of Correction to Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002) (File No. 000-13150).

3.7	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.9	Certificate of Elimination of Series B Participating Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2017).

3.11	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.12	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation dated as of November 8, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2018).

10.1	Management Agreement by and between the Company and CIDM LLC, dated as of February 14, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2019).

10.2	First Amendment to Management Agreement by and between the Company and CIDM LLC, dated as of May 8, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2019).

10.3**	Letter Agreement regarding the Management Agreement by and between the Company and CIDM LLC dated as of February 26, 2020.

31.1*	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Furnished herewith

36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020	CCUR HOLDINGS, INC.

	By:	/s/ Warren Sutherland
Warren Sutherland
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

37