Form 10-K
period 2020-06-30
CCUR Holdings, Inc.
filed 2020-09-15
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2019 was approximately $22,432,463 based upon the closing price of $4.35 of the registrant’s common stock on such date as reported by the OTCQB Venture Market.

There were 9,001,862 shares of the registrant’s common stock outstanding as of September 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement to be used in connection with the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference in Part III hereof to the extent described herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Annual Report on Form 10-K which do not constitute statements of historical fact are “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the duration and impact of the illness caused by a novel coronavirus (“COVID-19”) pandemic on the Company’s business plans and expected operating results, the ability of the Board of Directors and Asset Management Committee to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate transactions with such acquisition targets; our ability to successfully develop our real estate operations; the future of our merchant cash advance (“MCA”) operations; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; our expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; the impact of litigation; and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more additional businesses; our ability to utilize our net operating losses (“NOLs”) to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Service (the “IRS”); changes in and related uncertainties caused by changes in applicable tax laws; the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods, pandemics, and other natural disasters.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as may be required by applicable law.

Additional risks and uncertainties which could affect our financial condition or results are discussed below under Item 1A. Risk Factors.

CCUR Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2020

PART I

Item 1. Business.

Overview

References herein to “CCUR Holdings,” the “Company,” “we,” “us,” or “our” refer to CCUR Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context specifically indicates otherwise.

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. Following the disposition of our legacy operating businesses in calendar year 2017, we began identifying business alternatives to redeploy the proceeds of such divestitures. As of June 30, 2020, we had two existing operating segments: (i) Merchant cash advance (“MCA”) operations, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

As of June 30, 2020, we held an 80% interest in LMCS, with the remaining 20% held by AZOKKB, LLC (formerly named LuxeMark Capital, LLC and herein referenced as “Old LuxeMark”). Through LMCS, we manage a network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by the MCA originators to fund MCAs. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting and legal support to LMCS. On July 17, 2020, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of the Master Promissory Note issued by LMCS to the Company, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration.

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

In support of the Company’s goal of expanding its existing operations and acquiring additional operating assets, we work with our external asset manager to prudently invest the excess capital of the Company so that the capital of the Company is preserved for future acquisitions, while also generating a return for stockholders. Our external asset manager allocates the investment assets of the Company while balancing the amount of liquid resources needed to continue to expand and support our current operations. Our external asset manager has broad investment authority to invest our excess capital resources in marketable debt and equity securities and also assists in our acquisition strategy by identifying potential acquisition targets.

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively impacted our operations, the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

Overall Business Strategy

Following the divestiture of our legacy operating businesses in calendar year 2017, we have undertaken to evaluate strategic acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or establishment of a new operating segment, in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our NOL carryforwards. These alternatives have included acquiring assets or businesses unrelated to our current or historical operations; operating, growing, or acquiring additional assets or businesses related to our current or historical operations; or winding down or selling our existing operations. We currently operate two segments in the real estate and MCA industries. We continue to look for businesses and opportunities that have positive cash flow and experienced management teams. We provide strategic and financial resources to our operating segments in an effort to create and operate a diversified portfolio capable of providing long-term value to our stockholders, which we believe includes the successful utilization of our deferred tax assets.

We actively evaluate business opportunities including acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or for the establishment of new operating segments. We seek to identify fairly- or under-valued businesses or assets from a variety of sources. Our Asset Management Committee, among other activities, continues the work of the former Investment Committee by providing oversight of the Company’s acquisition process, and our senior management spends a significant portion of its time evaluating potential acquisition and strategic opportunities. In addition, in February 2019, the Company entered into a management agreement (the “Management Agreement”), as amended, with CIDM LLC, which was subsequently assigned to CIDM II, LLC (“CIDM” or the “Asset Manager”) under which CIDM provides consulting services and advice to the Board of Directors and the Company’s management regarding, among other things, our acquisition strategy. Our external asset manager also invests some of the excess capital resources of the Company in marketable debt, and equity securities to preserve resources needed to acquire operating assets and protect against inflation and similar risks. The Asset Manager is an entity managed by Julian Singer, the managing member of JDS1, LLC, our largest stockholder.

In connection with our overall business strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof as part of any proposed acquisition that we may pursue, or to use as additional investment in or working capital for our existing operating segments. We do not focus on a specific industry, which, we believe, allows us to be opportunistic and flexible.

Competition

Our continuing business strategy is focused on identifying, acquiring, and operating fairly- to under-valued businesses that have growth potential. Due to current market conditions, we have faced significant competition from strategic and, in particular, financial buyers which, in many instances, has raised seller valuation expectations above what we consider to be attractive levels for us and our stockholders. Further, the increasing use of special purpose acquisition vehicles has created more competition for us as we seek to leverage the advantages generated by being a public company. We continue to believe that additional fairly- and under-valued opportunities exist and are attainable, and we do not intend to pursue what we consider to be over-valued businesses and assets that we believe may not deliver the levels of returns that we target.

Real Estate Operations

The Company began developing its real estate operations during the second half of fiscal year 2018 and operates its real estate segment through Recur. To date, Recur’s operations have consisted of providing commercial loans secured by real property and investing in development opportunities in selected markets, primarily where we have access to experienced real estate resources. We continue to seek and identify real estate opportunities that we believe offer attractive returns over 12- to 18-month periods and expect to continue to make such investments for the foreseeable future.

Commercial Real Estate Finance Operation

Our real estate operations are operated through Recur and through fiscal year 2020 have primarily consisted of making a number of loans secured by real property. At June 30, 2020, real estate loans totaling approximately $1.7 million remained outstanding under Recur’s loan portfolio. The loans are scheduled to mature at various dates throughout our fiscal year ending June 30, 2021. We do not make consumer mortgage loans.

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

Real Property Development

The Company is also involved in identifying, acquiring, entitling, and selling real property as part of Recur’s real estate operations. Through a variety of resources available to the Company in selected markets, the Company is presented with opportunities to purchase real property for development as either residential, commercial, or mixed-use projects. Drawing upon internal and external resources, the Company focuses on parcels of real property that are suitable for development but are not currently entitled for the desired end uses. The Company has demonstrated the ability to identify, evaluate, and consummate the acquisition of such parcels on an expedited basis. We believe that this ability and the strength of our financial condition position the Company in a favorable light when dealing with landowners, resulting in the Company being able to acquire such parcels at or below fair market value. By undertaking and performing the entitlement process, which involves, in most instances, rezoning, utility access, planning, and other governmental and quasi-governmental approvals, we strive to increase the value of the parcels we purchase, and hold such parcels for sale to end users such as national, regional, and local builders and developers, as well as other commercial entities. As of June 30, 2020, we have capitalized approximately $3.6 million of land under development on our balance sheet. As these operations grow, we plan to leverage our internal and external resources and potential strategic partnerships to help source continued opportunities for this business.

To date, we have funded our real estate operations primarily from our balance sheet with cash on hand. As we continue to grow our real estate operations, the Company will also continue to review the use of its cash and other financing alternatives available to it in an effort to finance this operation in the most cost-effective manner. Such review will include an assessment of the details of each project, including the estimated duration of the project and an assessment of current interest rates and other opportunities to deploy the Company’s cash that are presented to the Company outside of its real estate segment.

Competition

Our real property development business is dependent on our ability to identify suitable parcels of real property, in the markets in which we operate, that can be entitled and sold for their intended use at a premium to our purchase prices. To date, we have focused our real property development efforts in North Carolina. Given the robust nature of the North Carolina real estate market in general, we face competition from a variety of sources including local and regional developers as well as national, regional, and local builders. While these parties are also customers for our properties once they are entitled, several of these entities have internal resources greater than those of the Company and are potentially capable of identifying and acquiring such properties.

MCA Business

The Company operates its MCA business through LMCS. MCAs have evolved as an alternative capital source primarily for small businesses and LMCS generates multiple revenue streams within the MCA industry. In a typical MCA, a merchant sells an amount of its future receivables, expected to be generated from future sales, to an MCA originator (also referred to as a “funder”) at a discount in exchange for a lump sum payment from the funder. The merchant then remits a portion of its sales receipts, or an amount equal to this portion, often daily, via automated clearing house (“ACH”) transfer, until the funder has received the full amount of the future receipts it has purchased. MCA funders often offer a streamlined application and approval process in connection with the provision of MCAs, making them a widely used alternative financing source for small businesses.

MCAs are not structured as loans or sales of securities; instead, they are structured as sales and purchases of assets, specifically future receivables, and the assignment of rights related to such assets. Small businesses typically seek these advances for working capital purposes to finance purchases of inventory or equipment, or to address other immediate business needs.

Funding of MCAs

In December 2018, CCUR Holdings began participating in the MCA industry by indirectly advancing funds to merchants through a third-party originator that is a leader in the MCA industry. As a part of our acquisition of the assets of Old LuxeMark (the “LuxeMark Acquisition”), the CCUR Holdings MCA portfolio was assigned to LMCS and was credited against a $10.4 million loan that CCUR Holdings provided to LMCS as a part of the transaction. LMCS continues to generate income through its evolving MCA portfolio and to use funds from CCUR Holdings’ loan to, among other things, purchase additional MCA interests. The intercompany loan matures in February 2024 and bears interest at the minimum applicable federal rate for mid-term investments.

Syndication/Co-Funding Business

We have observed a strong demand by small businesses for MCAs and believe that this demand will continue, although the COVID-19 pandemic has led to a deterioration of liquidity across many existing MCA customers and modification of underwriting standards for new customers. Among all of the small businesses surveyed in the 2019 Small Business Credit Survey, 32% of those applying for funding applied to non-bank funding sources, including MCA originators and other non-traditional sources, such as retail/payments processors or peer-to-peer lenders, an increase from 24% in 2017 and 19% in 2016. The increased difficulty for small businesses in accessing traditional bank loans after the 2008 recession was addressed in some part by smaller banks but, according to the Merchant Cash Advance/Small Business Financing Industry Report published by Bryan Capital LLC in January 2016, the decline in the number of small banks over recent years and data technology advancements have propelled the alternative funding market, including MCAs. These factors have contributed to the expansion of the MCA market beyond providing funding to businesses with high risk profiles.

A frequent issue experienced within the MCA industry is finding enough capital to meet the strong merchant demand for alternative financing sources. LMCS has found an opportunity to fill that niche by connecting syndicate participants that have available capital with funders that have established high-quality MCA processes and procedures and need capital to meet merchant demands. As a part of the LuxeMark Acquisition, the principals of Old LuxeMark operate LMCS day to day, providing LMCS with their MCA expertise to vet and select funders with underwriting, servicing, and collection processes necessary to provide syndicate participants with the best opportunities to provide capital in the MCA space.

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

Competition

We face competition from providers of other competing forms of alternative funding that target the same type of small businesses served by the MCA industry and may also compete for use of the capital of potential syndication participants interested in deploying capital in the alternative funding market. While the MCA industry has grown beyond meeting the needs of high-risk businesses and become more well known within the alternative funding market, some of the initial stigma and hesitation towards MCAs remains, and this may provide a competitive advantage to providers of other forms of alternative funding.

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

As noted above, a significant issue within the MCA industry is procuring enough capital to meet merchant demand for MCAs. The entry of larger and established companies to the MCA market provides these companies with the advantage of (i) established name recognition, (ii) an existing merchant customer base that can be readily accessed for MCA offerings, potentially producing more volume and reducing third party fees owed for merchant advertising and recruiting, (iii) easier access to capital to support significant MCA volume, (iv) increased access to merchants’ financial and payment data, and (v) in the event that regulatory changes cause significant structural changes to the MCA industry (as discussed herein in the “Risk Factors” section), these companies may have greater resources in place to quickly adapt to such changes or be able to absorb the costs of such changes.

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

In 2018, for example, the governor of California signed SB 1235, which requires MCA originators to disclose to the merchant certain information regarding the MCA, including the total dollar cost of the MCA expressed as an annualized rate, at the time an offer for the MCA is extended. In some other states, regulators have begun investigations to determine whether regulation is needed and, if so, the type of regulation needed for the MCA industry. The Federal Trade Commission, pursuant to its authority to regulate unfair or deceptive acts or practices, has also begun a review of the MCA industry to identify potential regulatory concerns. Any resulting regulation may require us to make significant changes to our business structure or may decrease the revenues achieved through our multiple MCA-related revenue streams.

Employees

As of June 30, 2020, we had six employees, all located in the United States. Our employees are not unionized.

Corporate Information

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Corporation. We underwent various name changes, including a change to our current name, CCUR Holdings, Inc. on January 2, 2018.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) available, free of charge, on the Investors page of our website (www.ccurholdings.com), under the ‘Company’ tab then ‘Investors’ then ‘SEC Filings’, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the SEC. Copies of these documents will be furnished without charge upon written request delivered to the following address: CCUR Holdings Inc., 6470 East Johns Crossing, Suite 490, Duluth, Georgia 30097, Attn. Corporate Secretary. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

We use the investor relations portion of our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Corporation on the investor relations portion of our website. Accordingly, investors should monitor the investor relations portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts.

Item 1A. Risk Factors

The following are various material risks we currently face. You should carefully consider each of the following risks and all of the other information in this Annual Report on Form 10-K before investing in our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition, and results of operations could be materially and adversely affected. If that happens, the trading prices of our common stock and other securities we may issue in the future could decline significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

The risk factors below contain forward-looking statements regarding CCUR Holdings. Actual results could differ materially from those set forth in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

General Business Risks

The COVID-19 pandemic and resulting impact on economic activity has negatively impacted our business, financial condition, and results of operations, and may continue to do so in the future.

The emergence of the global COVID-19 pandemic has significantly increased the risks to our business, as the pandemic and the response to the pandemic have disrupted business activity in our operating markets, caused large amounts of volatility in credit and capital markets, and led to an abrupt contraction in the U.S. economy. The pandemic has made it more difficult for the Company to achieve its business plan to expand its operations in the short-term due to our reduced and delayed ability to invest liquid resources into MCAs and real estate assets or consummate additional acquisitions of businesses or assets, and may continue to do so in the future.

In support of the Company’s goal of expanding its existing operations and acquiring additional operating assets, we work with our external asset manager on asset allocation and balancing the amount of liquid resources needed to continue to expand and support our MCA and real estate operations while also preserving adequate resources for additional acquisitions. Due to the factors discussed above, in an attempt to balance various risks, the Company may find it necessary to make temporary adjustments to our asset allocation strategy while we continue to assess the impact of the pandemic on our business. For example, if there is a continuing reduction in opportunities to fund MCAs because, among other reasons, many originators limit MCAs to essential services businesses and create tighter underwriting requirements, our ability to allocate assets to MCAs at historical levels, or at optimal levels for our strategy, may be limited.

Similarly, restrictions on travel, lower business confidence, and generally higher levels of uncertainty has made it more difficult and delayed our ability to develop real estate for sale and to complete due diligence on attractive businesses or assets that we identify, and may continue to do so in the future. Although we continue to develop real estate for sale and are actively engaged in the evaluation of several potential acquisition targets, delay in the related processes caused by the COVID-19 pandemic may require us to preserve liquid resources for a longer period. The Asset Manager invests our liquid resources in marketable securities to preserve resources needed to acquire operating assets and protect against inflation and similar risks. While helping us preserve our liquid resources, holding our excess liquid resources in marketable securities also presents risks we must balance, such as market volatility, which renders the fair value of our securities subject to increased fluctuation and makes it harder to forecast and anticipate the value of our securities as of any certain date, and compliance risks, such as being deemed an inadvertent investment company, which would subject us to burdensome restrictions that would limit our activities or could lead to the liquidation of investments at times of inopportune market conditions.

The extent to which the pandemic impacts our business, financial condition, and results of operations will depend on numerous evolving factors that cannot be predicted with certainty, including the duration and severity of the COVID-19 pandemic; the actions of governments, businesses, and individuals taken in response to the pandemic; the impact of the pandemic on our clients and their demand for the services we provide; the impact on credit and capital markets; and the impact on general economic activity, consumer and business confidence, and discretionary spending. Further, a sustained economic downturn may also result in the carrying value of our reporting segments and tangible and intangible assets exceeding their fair value, which may require us to recognize further impairments to those assets. These or other factors related to the pandemic which we cannot anticipate may have a material adverse effect on our business, financial condition, and results of operation.

We incurred net losses in the past and may incur further losses in the future.

We incurred losses from continuing operations of $6.8 million and $4.7 million in fiscal years ended June 30, 2018 and 2017, respectively. While we had income from continuing operations of $13.0 million and $0.6 million in the fiscal years ended June 30, 2020 and 2019, respectively, as of June 30, 2020, we had an accumulated deficit of approximately $143.1 million. We may have difficulty sustaining profitable operations and we may incur additional net losses in the future.

The Company may be classified as an inadvertent investment company if we acquire investment securities in excess of 40% of our total assets.

We are engaged in the business of being a diversified holding company engaged in significant finance and real estate activities while we continue to seek to acquire or establish other finance or operating businesses or assets. Our acquisition strategy focuses on evaluating acquisition targets that have reasonable growth prospects and that could benefit from our substantial NOLs, and our management spends a significant portion of its time reviewing potential acquisitions, conducting due diligence, and seeking to negotiate transaction terms. From time to time, we have purchased investment securities as part of a deliberate strategy to obtain control of an operating business.

Under the Investment Company Act of 1940 (the “ICA”), a company may fall within the scope of being an “inadvertent investment company” under Section 3(a)(1)(C) of the ICA if the value of its investment securities (as defined in the ICA) is more than 40% of the company’s total assets on an unconsolidated basis (exclusive of government securities and cash and cash equivalents). We do not believe that we are engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in the business of investing, reinvesting, or trading in securities. However, with the assistance of the Asset Manager, we seek prudently to hold excess liquid resources in marketable securities to preserve resources needed to acquire operating businesses or assets and fund our finance and real estate activities.

The Board of Directors and management regularly monitor the Company’s status relative to the inadvertent investment company test under the ICA and believe that the Company is not, currently or as of June 30, 2020, an inadvertent investment company based on the assets test under Section 3(a)(1)(C) of the ICA. The effects of the COVID-19 pandemic and resulting economic downturn have adversely impacted the Company’s acquisition activities due to the reduced level of merger and acquisition activity and the difficulty for buyers and sellers to agree on valuations and transaction terms.

If we were deemed to be an inadvertent investment company and determined to or were required to become a registered investment company, we would be subject to burdensome and costly compliance requirements and restrictions that would limit our activities, including limitations on our capital structure, additional corporate governance requirements, and other limitations on our ability to transact business as currently conducted. We do not believe that it would be practical or feasible for a company of our size, management, and financial resources to operate as a registered investment company. To avoid being deemed an inadvertent investment company or becoming a registered investment company, we may decide or be required to sell certain of our investments on disadvantageous terms, hold a greater proportion of our investments in marketable securities in U.S. government securities or cash equivalents that have a lower rate of return than other investment securities, or make other material modifications to our business operations and strategy, any or all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Management and the Board of Directors could spend or invest the Company’s capital in ways with which some of our stockholders may not agree.

Our management could spend or invest the Company’s capital in ways with which some of our stockholders may not agree. The Board of Directors may authorize such spending or investment without seeking stockholder approval to the extent permitted by applicable law, our amended and restated certificate of incorporation, amended and restated bylaws, and/or our other applicable governing documents. The investment of the Company’s capital may not yield a favorable return. Investments which yield a higher return may also subject us to incremental risk as compared to government securities or other existing investments.

Any weaknesses identified in our system of internal controls by us or by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act requires that companies evaluate and report on their systems of internal control over financial reporting. In future periods, we may identify deficiencies in our system of internal control over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified will not be significant deficiencies or material weaknesses that would be required to be reported in future periods. Any control deficiency that we may identify in the future could adversely affect our stock price, results of operations, or financial condition.

We face risks associated with the trend of increased stockholder activism.

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or of the entire company. Given our significant cash and other asset balances as of June 30, 2020, market capitalization, and other factors, it is possible that stockholders may in the future attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by activist stockholders would be costly and time-consuming, disrupt our operations, and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.

A failure to detect fraud in the business could be serious.

While we are confident that we have comprehensive controls in place, there can be no assurances that all business fraud will be detected and/or thwarted. A loss related to fraud, especially an uninsured loss, could have an adverse effect on our business.

We rely extensively on various information systems to manage many aspects of our business, including to process and record our MCA transactions, to enable effective communication systems, to manage logistics, and to generate performance and financial reports. We are dependent on the integrity, security, and consistent operations of these systems and related back-up systems, software, tools, and monitoring to provide security and oversight for processing, transmission, storage, and the protection of our information.

Like other companies, we are vulnerable to the general increased threat of cybercriminals that may seek to fraudulently gain access to our systems or use false credentials, malware, ransomware, phishing, denial of service, and other types of attacks. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that are not presently known and could unexpectedly compromise information security. If we or third parties with which we do business were to fall victim to successful cyber-attacks or experience other cybersecurity incidents, we may incur substantial costs and suffer other negative consequences, which may include: remediation costs; increased cybersecurity protection costs; lost revenues resulting from the unauthorized use of proprietary information or the loss business following an attack; litigation and legal risks, including regulatory actions by state or federal governmental authorities; increased cybersecurity and other insurance premiums; reputational and competitive damage; and short- or long-term loss of stockholder value. Despite our efforts, we may not be effective in protecting against cyberattacks or be able to immediately detect any such attacks, as attack methods of and vulnerabilities exploited by cybercriminals consistently evolve. We may experience increased costs associated with maintaining and updating our systems to remain aligned with current vulnerabilities.

Tax-Related Risks

Fluctuations in our future effective tax rates could affect our future operating results, financial condition, and cash flows.

We are required to review our deferred tax assets periodically and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluations from time to time, based on historical evidence, trends in profitability, and expectations of future taxable income, and implemented tax planning strategies.

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

Prior to fiscal year 2020, we maintained a full valuation allowance on our net deferred tax assets in all jurisdictions. However, due to improved results in the United States in the past two fiscal years, we determined that a full valuation allowance was no longer appropriate for the net U.S. deferred tax asset. We released a valuation allowance on the net deferred tax asset that is not expected to expire in future years. Changes to our business in the future may require a reevaluation of our valuation allowances, which would result in additional tax benefit or expense that would impact our net income. See Note 9 to the consolidated financial statements for further discussion.

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing NOLs.

From time to time we perform an analysis of the ownership changes in our stock pursuant to Section 382 of the IRC. As of both June 30, 2020 and 2019, the ownership change was 37.0%. Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its NOLs and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of CCUR stock by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding common stock for their own accounts. Outside of the rights granted to us through the tax preservation plan approved by stockholders at our 2018 Annual Meeting of Stockholders, these transactions may be beyond our control, particularly if the tax preservation plan expires. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our NOLs to offset future taxable income. We could lose all or a substantial part of the benefit of our accumulated NOLs if an ownership change pursuant to Section 382 does occur.

We may fail to meet the requirements of the lending and finance company exception which could result in our classification as a personal holding company (“PHC”). Absent this exception, we would be subject to a 20% excise tax on our undistributed net PHC income.

Under Section 542 of the IRC, a corporation that is a “PHC” may be required to pay a PHC tax equal to 20% of its “undistributed PHC income”, which is generally taxable income with certain adjustments including a deduction for federal income taxes and dividends paid. In general, a corporation is a PHC if (i) at least 60 percent of its “adjusted ordinary gross income” for the taxable year is “PHC income” (the “Income Test”), (ii) at any time during the last half of the taxable year, more than 50 percent in value of its outstanding stock is owned, directly or indirectly, by or for five or fewer individuals (the “Ownership Test”), and (iii) one of the exceptions does not apply, including the exception for a “lending or finance company” that derives 60% or more of its ordinary gross income directly from the active and regular conduct of a lending or finance business and otherwise meets certain income, expense, and shareholder loan thresholds. For the fiscal year ending June 30, 2020, the Company has met the Income Test and the Ownership Test; however, based on applicable IRS guidance and the Company’s facts, we believe the Company is not a PHC under the lending or finance company exception for the year ending June 30, 2020.

It will be critical for us to monitor compliance with IRC Section 542 on an annual basis to ascertain whether we meet the Income Test and the Ownership Test, and if so, whether we meet the lending or finance company exception. Failure to navigate these issues could result in the imposition of a 20% PHC tax on undistributed PHC income (as defined in IRC Section 545), which in general may be avoided by paying dividends prior to year-end.

Acquisition Risks

There can be no assurances that we will be successful in reinvesting the Company’s assets or that future businesses and assets in which we invest, if any, will allow us greater ability to utilize our existing NOLs.

We continue to evaluate additional acquisition targets that could provide a greater ability to utilize our remaining NOLs. There can be no assurance that we will be able to identify and successfully complete any additional business or asset acquisitions. The process to identify potential business opportunities and acquisition targets, to investigate and evaluate the future returns therefrom and business prospects thereof, and to negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time-consuming and costly. We have encountered and are likely to continue to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, special purpose acquisition vehicles, leveraged buyout funds, investment firms with significantly greater financial and other resources, and operating businesses competing for acquisitions. Many of these entities are well-established and have extensive experience identifying and executing such transactions. Our financial resources and human capital resources may be relatively limited when contrasted with many of these competitors. As a result, we may be at a competitive disadvantage with such entities as we seek to identify and acquire additional businesses and assets. Further, managing and growing acquired businesses and assets could require higher corporate expenses, which could also affect our ability to offer competitive terms for any potential acquisition of such businesses or assets.

While we believe that there are several categories of target businesses that we could potentially acquire or invest in, our ability to compete to acquire target businesses will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and business opportunities, and there can be no assurances that any additional financing will be available to us on acceptable terms, or at all. Even if we are successful in acquiring additional businesses or assets, there can be no assurances that such businesses or assets will produce results allowing us greater ability to utilize our NOLs.

The purchase agreements for the LuxeMark Acquisition and the Real-Time and Content Delivery business sales may expose us to contingent liabilities that could have a material adverse effect on our financial condition.

In each of these sale and acquisition transactions completed since the beginning of calendar year 2017, the applicable purchase agreements included indemnification obligations, often subject to certain carve-out and time limitations, summarized below.

LuxeMark Acquisition: We have agreed to indemnify Old LuxeMark and the principals of Old LuxeMark for breaches or failures of our representations, warranties, or covenants in the asset purchase agreement for the LuxeMark Acquisition or for any fraud, willful breach, or intentional misrepresentation.

Content Delivery Sale: We have agreed to indemnify Vecima for breaches of any representation, warranty, or covenant made by us in the purchase agreement for the sale of one of our legacy businesses (the “CDN APA”) for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. While the time period for some of the indemnification obligations has expired, we remain subject to indemnification obligations for certain claims set forth in the CDN APA through December 2022 and, in some instances, through December 2024. Other than in the event of fraud or willful misconduct, we will not be obligated to indemnify Vecima for any breach of the representations, warranties, or covenants made by us under the CDN APA until the aggregate total dollar amount of claims for indemnification exceeds $0.1 million. In the event any permitted indemnification claims exceed this threshold, we will be obligated to indemnify Vecima for any damages or loss resulting from such breach up to 5% of the final purchase price paid by Vecima pursuant to the CDN APA; provided, however, that this capped amount does not apply to damages or losses based on and arising out of fraud or willful misconduct.

Real-Time Sale: We have agreed to indemnify the purchaser of another of our businesses (the “RT Purchaser”) for breaches of any representation, warranty, or covenant made by us in the purchase agreement for the Real-Time sale (the “RT APA”) for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. While the time period for certain indemnification obligations has expired, we remain subject to indemnification obligations for any claims arising out of fraud, breach, or inaccuracies in the fundamental representations set forth in the RT APA, through May 2023, which obligations are not subject to a capped amount.

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

As the Company develops and expands its continuing operations and considers the acquisition of new business and assets, it continues to assess (i) whether such expansion and development of its continuing operations or potential new business opportunities would subject the Company to additional federal or state law rules and regulations and, if so, to assess the expenses and resources necessary to satisfy those compliance requirements, and (ii) whether its continuing compliance requirements and costs are aligned with its continuing operations and business strategy. The Company may incur significant expenses in making such assessments and implementing any modifications designed to bring current operations and any newly acquired businesses and assets into compliance with applicable federal or state rules and regulations. If the Company is unable to meet any new compliance requirements or to do so in a timely manner, it may face penalties or other enforcement remedies from the applicable regulatory entity.

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

Our business strategy contemplates the potential acquisition of one or more additional operating businesses or other assets that we believe will provide better returns on equity than our previous businesses and/or enhance the returns achieved from our current operating segments. Except for the restriction on our ability to compete with our former businesses (pursuant to the respective terms of the CDN APA and RT APA), we are not limited to acquisitions in any industry or of any type of business or asset. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of a target business or asset with which we may ultimately consummate a business combination, acquisition, or other investment. Although we will seek to evaluate the risks inherent in any particular business or acquisition opportunity, we cannot assure stockholders that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to assess. We may pursue business combinations, asset acquisitions, or investments that do not require stockholder approval and, in those instances, stockholders will most likely not be provided with an opportunity to evaluate the specific merits or risks of any such transaction before we become committed to the transaction(s).

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

We may issue additional shares of common stock or other equity or equity-linked securities to complete business combinations or under employee incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes our Board of Directors to issue shares of our common stock or preferred stock, from time to time, in their business judgment, up to the amount of our then-authorized capitalization. We may issue a substantial number of additional shares of our common stock, shares of our preferred stock, and/or securities convertible into our common stock, in order to complete business combinations, raise additional capital, or under employee incentive plans. These issuances:

•	may significantly dilute stockholders’ equity interests;

•	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our NOLs, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur indebtedness, we may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating cash flows are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of the covenants;

•	obligation for immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	inability or a limitation on our ability to pay any declared dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, if declared, expenses, capital expenditures, acquisitions, and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate or intend to operate;

•	increased vulnerability to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy, and other purposes, and other disadvantages compared to our competitors who have less debt.

We may have a limited ability to assess the management of a prospective target business and, as a result, may consummate a business combination with a target business whose management may not have the skills, qualifications, or abilities to manage the target business.

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

In pursuing our business acquisition strategy, we may seek to effect business combinations with privately held companies. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination based on limited information, which may result in a business combination with a company that is not as profitable as we expect, if at all.

We may be required to expend substantial sums in order to bring the companies we acquire into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act requires our management to assess the effectiveness of internal controls over financial reporting for the companies we acquire. In order to comply with the Sarbanes-Oxley Act, we will potentially need to implement or enhance internal controls over financial reporting at any company we acquire, and we will be required to evaluate the company’s internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls should we acquire any companies. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We may make acquisitions or investments where we do not own all or a majority of the target enterprise.

We may make acquisitions or investments where we do not own all or a majority of the target enterprise. We may engage in such acquisitions or make such investments where we desire the target management to continue to have a significant equity incentive to grow and ensure the profitability of the target business. We may also make such acquisitions or investments where we do not have sufficient financial resources to acquire all of the equity in the target company or where the target has price requirements that we are unwilling to meet at the time of the acquisition or investment. Our minority- or less-than-100%-ownership would subject us to risks that we do not completely control the target company and its results of operations, business condition, or prospects may be materially adversely impacted by the decisions of the other equity owners or the difficulty of negotiating among equity owners.

We have implemented certain anti-takeover provisions that could make it more difficult for a third-party to acquire us.

Provisions of Delaware law and our restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

We have NOLs of $51.4 million as of June 30, 2020. We may be able to achieve greater realization of the value of our NOLs with certain business or asset acquisitions. There is no guarantee that we will be able to find or consummate an acquisition that allows for utilization of our NOLs and we may engage in acquisitions that do not facilitate use of the NOLs. In any acquisition, we may be limited by our available cash and cash equivalents or our ability to obtain financing in order to preserve use of our NOLs. Use of our NOLs can be impaired by certain shifts in the ownership of our common stock and, thus, we are limited in our ability to use stock in an acquisition for NOL preservation purposes. Alternatively, while we have not identified or committed to any such transactions, we may identify acquisitions that we believe will provide value sufficient to forego preservation of the NOLs to participate in the acquisition opportunity.

Insiders and large stockholders have or could have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers, and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 43.1% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be averse to your interests. This concentration of ownership might ultimately affect the market price of our common stock.

Securities-Related Risks

Trading on the OTCQB Venture Market operated by the OTC Markets Group Inc. (the “OTCQB market”) may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB market. Trading in stock quoted on the OTCQB market is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB market is not a stock exchange, and trading of securities on the OTCQB market is often more sporadic than the trading of securities listed on a stock exchange like the NASDAQ Stock Market (the “NASDAQ”) or the New York Stock Exchange (the “NYSE”). Accordingly, our stockholders may have difficulty reselling any of their shares.

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

Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long term, but short-term stock price fluctuations can reduce the program’s effectiveness.

We may be subject to price risk associated with our portfolio of equity securities and fixed-maturity debt securities and loans involved in our real estate operations.

We are exposed to market risks and fluctuations primarily through changes in fair value of available-for-sale fixed-maturity and equity securities which the Company holds. As of February 2019, the Asset Manager exclusively manages our securities portfolio, and is required under the Management Agreement to adhere to an investment strategy approved by our Board of Directors’ Asset Management Committee, which sets restrictions on the amount of certain securities and other assets that we may acquire and on our overall investment strategy.

Market prices for fixed-maturity and equity securities are subject to fluctuation; as a result, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Because our fixed-maturity and equity securities are classified as available-for-sale, the hypothetical decline would not affect current earnings except to the extent that the decline reflects an “other-than-temporary” impairment.

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

Certain of our investments include PIK interest arrangements, which represent contractual interest added to loan balances and due at the end of each loan’s term. To the extent PIK interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	The higher interest rates of PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•	Even if the accounting conditions for income accrual are met, the borrower could still default at the maturity of the obligation; and

•	PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.

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

Real estate assets are relatively illiquid. A variety of factors could make it difficult for us to modify our real estate portfolio in response to changing economic or other relevant conditions, thus creating risk of loss associated with those changed conditions. In addition, we may seek to restrict the percentage of our assets that are contained in illiquid real estate assets by seeking financing to continue expansion of our real estate operations while maintaining sufficient liquid assets to execute our business plan and invest in other value-producing assets, including acquisition of additional businesses and assets. Further, reserving a certain percentage of our liquid assets may benefit our financial performance by increasing our ability to modify our operations to respond to adverse economic or other relevant conditions. Any financing that we obtain creates risks normally associated with financing, including the risk that our cash flow is insufficient to make timely payments of interest or principal.

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

The Asset Manager has discretionary management authority over our portfolio of publicly traded securities, subject to our investment policy and subject to oversight of the Asset Management Committee and Board of Directors. The Asset Manager has the ability to earn a management fee paid through cash-settled stock appreciation rights (“SARs”) that vest immediately upon grant. The management fee is calculated based on the value of our total assets, which may create incentive for our Asset Manager to invest, to the extent permitted by our investment policy, in investments with higher yield potential that are generally riskier or more speculative, or sell an investment prematurely for a gain, in an effort to increase our short-term net income and thereby increase the fee to which it is entitled. If our interests and those of the Asset Manager are not aligned, the execution of our business plan and results of operations could be adversely affected, which could materially and adversely affect the market price of our common stock.

The Asset Manager may not be successful in equitably allocating investment opportunities among its managed accounts.

The Management Agreement requires the Asset Manager to act in a fair and reasonable manner in allocating investment and trading opportunities among our account and any other accounts managed by the Asset Manager or any of its affiliates. Specifically, the Asset Manager is charged with (i) considering participation of our account in all appropriate opportunities within the purpose and scope of our objectives that are under consideration for the accounts of other clients of the Asset Manager or any of its affiliates, (ii) executing orders on an equitable basis whenever it would be appropriate for our account and the Asset Manager’s other managed accounts to participate in an investment opportunity, and (iii) causing our account to pay or receive a price that is no less favorable than the average of the prices paid by the Asset Manager’s other managed accounts. However, there is no assurance that the Asset Manager will be able to eliminate any conflicts of interest arising from the allocation of investment opportunities. In addition, the Asset Manager assists with the Company’s identification of target businesses and assets for acquisition. The Asset Manager may identify target operating businesses and assets that would be appropriate for acquisition by us and by other entities managed by the Asset Manager and, after consideration of relevant factors, the Asset Manager may determine the target opportunity is more suitable for us or for a different entity. Further, the Asset Manager may have relationships with companies that it recommends to us for investment and such relationships may pose a conflict of interest for the Asset Manager or the Company.

The Asset Manager manages our portfolio pursuant to broad investment guidelines, and the Board of Directors and Asset Management Committee do not approve each investment and financing decision made by the Asset Manager unless required by our investment guidelines.

Pursuant to the Management Agreement, the Asset Manager has exclusive authority to manage the Company’s securities investment portfolio pursuant to the parameters set in our investment guidelines. Our Board of Directors periodically reviews our investment guidelines but does not, and is not required to, review of all our proposed investments except in certain circumstances outlined in the investment guidelines. While the Asset Manager is required to provide reporting of transactions undertaken on our behalf, those transactions may be costly, difficult, or impossible to unwind by the time they are reviewed by the Board of Directors. The Asset Manager has flexibility within the broad parameters of our investment guidelines in determining the types and amounts of investments in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our business and results.

MCA Risks

An increase in merchant nonpayment may reduce our overall profitability and historical merchant default rates may not be indicative of future results.

Rates at which merchants do not repay amounts owed under MCA transactions may be significantly affected by economic downturns or general economic conditions beyond our control or beyond the control of the merchants who repay the amounts advanced based on the volume of their revenue streams. Merchant nonpayment rates may increase due to factors such as the level of consumer and business confidence, the value of the U.S. dollar, changes in consumer and business spending, the number of personal and business bankruptcies, the impact of the COVID-19 pandemic, and other factors. While we do not transact directly with merchants, we have purchased participation interests in MCAs through funders that directly advance funding amounts to merchants, and the returns received for those participation interests are at risk if merchants do not complete repayment. Additionally, the fees obtained by LMCS for its administrative and servicing functions to funders and syndicate participants may be negatively impacted if merchant nonpayment rates are higher than the historical rates.

Our allowance for MCA losses is determined based upon both objective and subjective factors and may not be adequate to absorb the full extent of actual MCA losses.

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

We have a limited history in an evolving MCA industry, which makes it difficult to evaluate future prospects and risk.

Because of the rapidly evolving nature of the MCA industry, even though we have conducted due diligence and engaged employees, consultants, and advisors with MCA expertise and experience, adequate assessment of future prospects and risk management regarding the MCA business may still prove challenging. These risks and difficulties include our ability to:

•	manage our growth potential to achieve desired profitability but with adequate provisions to mitigate risk;

•	maintain or increase our syndicate network of syndicate participants and funders;

•	develop and deploy new MCA-related services to provide additional services to, and receive additional compensation from, our existing network;

•	develop and deploy new MCA-related services that will attract a wider network and enable us to compete favorably;

•	compete with other companies that are in or entering the MCA market and that may provide similar or expanded services;

•	successfully mitigate against fluctuations in the economic market that impact the MCA industry;

•	effectively determine proper expansion to any additional jurisdictions, including international jurisdictions; and

•	successfully evaluate and continue to modify the MCA business under the relevant regulatory scheme.

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

In addition, if new laws and regulations, or changes in regulatory or judicial interpretations of laws or regulations, are imposed inconsistently, in terms of their manner and timing, across the jurisdictions in which our MCA business operates, this may create greater difficulty and expense in satisfying our regulatory compliance requirements. It may also result in conflicting requirements between different jurisdictions. While our MCA-related contracts typically contain “choice of law” provisions, the parties’ choice of law is not guaranteed to be recognized and respected by a court depending upon the facts and circumstances considered to be determinative by the relevant court. If the law of a state or jurisdiction is applied that is different from our selected choice of law, or if court or other judicial bodies render decisions that change the way applicable laws are applied with respect to the MCA industry, we may be subject to unanticipated laws and regulations that require additional expenses and resources for compliance or incur penalties for any failure to do so that affects our operating and performance results. For example, if courts or other judicial bodies recharacterize our MCAs as loans, then licensing, usury, or other regulatory requirements may apply depending on the jurisdiction, and our transactions could be challenged by regulators, attorneys general, or our customers.

A material failure to comply with any such laws or regulations could result in enforcement actions, lawsuits, and penalties, which could materially and adversely affect our business and results.

Unauthorized disclosure of merchant data, even if due to a third party’s improper action, could expose us to liability or investigation that would cause us to expend significant time and resources.

As a part of our leads program at LMCS, we connect funders that have been unable to fund all of their merchant applications in order to enable other funders that have available capital to fund those applications. Our agreements with the funders require them to provide representations and warranties that they have obtained the necessary permissions and undertaken any other requirements under applicable law with respect to disclosure of the merchant’s application information before providing such information to other funders. Funders are required under our agreements to indemnify us for any costs we incur due to their breach of these representations and warranties. While we only connect the funders, and do not maintain merchant information, we may still be subject to regulatory inquiries and be required to expend significant time and costs in response if any of the funders have not complied with their obligations regarding this information under applicable law. We may also engage in litigation with funders based on breach of their representations and warranties and/or their failure to indemnify us for related costs. Our involvement in any regulatory actions, even if not directed at us, may require us to make significant efforts to change our structure or services, or damage our business and reputation, which could have a negative impact on our operating revenues.

We rely on highly skilled personnel for our MCA business and if we are unable to retain, motivate, or hire qualified personnel, our business may be severely disrupted.

Our performance largely depends on the talents, knowledge, skills, know-how, and efforts of the principals of Old LuxeMark, who handle the day-to-day and client development activity of the MCA business operated through LMCS. These principals work on a consultant basis pursuant to consulting agreements and are subject to restrictive covenant agreements that restrict their ability to engage in competitive work or business activities for other entities. If these principals were unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new executives or to seek legal remedies, if any of our executives joins a competitor or forms a competing company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Management considers the facilities listed below to be suitable for the purpose(s) for which they are used.

Location	Principal Use	Segment	Expiration Date of Lease	Approx. Floor Area (Sq. Feet)
6470 East Johns Crossing Suite 490 Duluth, GA 30097	Corporate Headquarters, Administration	Corporate, real estate, and commercial lending	September 30, 2025, with option to terminate earlier for fee	4,000

90 Broad Street Suite 903 New York, NY 10004	Office of LMCS	MCA	September 29, 2022	4,805

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

Wayne Barr, Jr., Chief Executive Officer (“CEO”). Mr. Barr, age 56, was appointed President and CEO in March 2019 and has been on indefinite leave from the Company since June 2020 (the “Leave Period”). In June 2020, Mr. Barr resigned from the Board and provided the Board of Directors with notice that he will take an indefinite leave of absence from his position as CEO and President of the Company while he serves as interim CEO of HC2 Holdings, Inc. (NYSE: HCHC) during its search for a permanent CEO. Mr. Barr previously served on the Board of Directors from August 2016 to June 2020 and served as Chairman of the Board from July 2017 until April 2020. Mr. Barr has extensive experience in the telecommunications, technology, and real estate sectors, including experience as the managing director of a full-service real estate firm, Alliance Group of NC, LLC. He is also the current principal at Oakleaf Consulting Group, a management consulting firm he founded in 2001. Mr. Barr has held board memberships at numerous companies, including Anacomp, Leap Wireless International, NEON Communications, Globix Corporation, and nanotechnology company Evident Technologies, and currently serves as a director of HC2 Holdings, Inc. (NYSE: HCHC) and Alaska Communications Systems Group, Inc. (NASDAQ: ALSK).

Igor Volshteyn, Chief Operating Officer (“COO”) and President. Mr. Volshteyn, age 43, has served as interim COO and President of the Company during the Leave Period. From January 2019 through June 2020, Mr. Volshteyn served as Senior Vice President of Business Development of the Company. Mr. Volshteyn began his career as a research analyst and investment banker and has over 18 years of experience in the investment management industry. He served as the Managing Partner and Chief Investment Officer at Echelon Investment Partners LP from May 2016 to December 2018 and as an Analyst and Portfolio Manager at Millennium Management from July 2007 to March 2016. From August 2019 to February 2020, Mr. Volshteyn served on the board of directors for Goodman Networks, Inc. He graduated with a Bachelor of Business Administration in Finance, with highest honors, from the University of Texas at Austin.

Warren Sutherland, Chief Financial Officer (“CFO”). Mr. Sutherland, age 49, was appointed CFO of the Company in May 2017. Prior to that, Mr. Sutherland had served as the Company’s Vice President of Sales Operations, Information Technology, and Financial Planning & Analysis since 2016. Mr. Sutherland has more than 17 years of financial and operational leadership experience with public and private companies in the high-tech and fin-tech industries. Mr. Sutherland held various financial management positions at the Company from 2000 to 2015, including as its Corporate Controller, and then joined Cardlytics, Inc., a fin-tech company, as Vice President of Financial Planning & Analysis for one year before returning to the Company in mid-2016. Mr. Sutherland began his accounting career as an auditor with Arthur Andersen. He is a certified public accountant and holds a Bachelor of Business Administration in Finance and Master of Accountancy, both from the University of Georgia.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Effective March 27, 2018, our common stock, traded under the symbol “CCUR,” transitioned from trading on the NASDAQ to the OTCQB Market.

As of September 10, 2020, there were 346 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

In the fiscal year ended June 30, 2020, we paid one special cash dividend of $0.50 per share of common stock. The Board of Directors will continue to assess our allocation of capital regularly and evaluate whether and when to reinstate the quarterly cash dividend or declare any further special dividends.

On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In February 2019 we completed the purchase of the authorized one million shares, and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Act. The repurchase program does not have an expiration date. No purchases were made under this program during the three months ended June 30, 2020. At June 30, 2020, there were 364,298 shares available for repurchase under the program.

Item 6. Selected Financial Data.

The information required by this item has been omitted, as the Company qualifies as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which appear elsewhere herein. Except for statements of historical facts, many of the matters discussed in this Item 7 are considered “forward-looking” statements that reflect our plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below or elsewhere herein, including in Item 1A. Risk Factors, and under the heading “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. As of June 30, 2020, we had two existing operating segments: (i) MCA operations, conducted primarily through our subsidiary LMCS, and (ii) real estate operations, conducted through Recur and its subsidiaries.

As of June 30, 2020, the Company holds an 80% interest in LMCS, with the remaining 20% held by Old LuxeMark. Through LMCS, we manage a network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by the MCA originators to fund MCAs themselves. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting, and legal support to LMCS. On July 17, 2020, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of the Master Promissory Note issued by LMCS to the Company, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration. We are reviewing our strategic options with respect to our continued participation in the MCA industry.

Recur provides commercial loans to local, regional, and national builders, developers, and commercial landowners and also acquires, owns, and manages a portfolio of real property for development. Recur does not provide consumer mortgages.

In addition to our MCA and real estate operating segments, we actively evaluate acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or establishment of a new operating segment, in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our NOL carryforwards. We may also seek additional capital and financing to support the purchase of additional businesses and/or to provide additional working capital to further develop our operating segments. We believe that these activities will enable us to identify, acquire, and grow businesses and assets that will maximize value for all our stockholders.

In support of the Company’s goal of expanding its existing operations and acquiring additional operating assets, we work with our external asset manager to prudently invest the excess capital of the Company so that the capital of the Company is preserved for future acquisitions, while also generating a return for stockholders. Our external asset manager allocates the investment assets of the Company while balancing the amount of liquid resources needed to continue to expand and support our current operations. Our external asset manager has broad investment authority to invest our excess capital resources in marketable debt and equity securities and also assists in our acquisition strategy by identifying potential acquisition targets.

Recent Events

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively impacted the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

Our MCA segment experienced a decline in revenues during the last four months of our fiscal year ended June 30, 2020, which management believes is predominantly due to the economic uncertainties caused by the pandemic, and we anticipate our MCA revenues will continue to be adversely affected while major parts of the U.S. economy are restricted by mandatory business shut-downs and/or stay-at-home orders, as well as other effects of the pandemic. We and our finance partners decreased our volume of new funding arrangements while evaluating the effect of the current economic uncertainties on the MCA business and its customers during the third quarter of our fiscal year 2020. During the fourth quarter of our fiscal year 2020, management concluded that it would not resume funding MCAs with MCA originators and would focus our MCA segment exclusively on MCA syndication fee income generated by our LMCS business unit. Our reduced participation in MCA funding through originators reduces our syndication fee income and revenue from direct funding of MCAs. We anticipate continued lower funding of new MCAs and reduced collection volume on outstanding MCAs until the economic situation caused by the pandemic stabilizes and a greater level of economic activity returns. Additionally, while originators of MCAs modified their underwriting criteria during the fourth quarter of our fiscal year ended June 30, 2020 and focused new funding on businesses that have been deemed “essential services” during the pandemic, it remains to be seen whether essential businesses will pursue MCAs at levels sufficient to offset the declines in MCA collections for the foregoing reasons.

On July 17, 2020, LMCS entered into a series of transactions resulting in its recapitalization. The transactions included an amendment to the operating agreement of LMCS that reduced our ownership from 80% to 51% of LMCS and the grant by the Company to LMCS’ non-controlling member of a right to purchase the Company’s remaining equity interests in LMCS upon the occurrence of certain conditions, including, without limitation, the repayment of an intercompany note from the Company to LMCS. The transaction also included (i) the waiver of LMCS’ obligations to pay contingent consideration to the non-controlling member, (ii) the termination of certain warrants to purchase the Company’s capital stock held by certain affiliates of the non-controlling member, (iii) the assignment of certain contractual rights of LMCS to the non-controlling member, and (iv) the amendment of an intercompany note from the Company to LMCS. All conditions required for the non-controlling member to have the right to repurchase LMCS have been met as of the filing date of this report, with the exception of the repayment of the intercompany note.

The economic impact of the ongoing pandemic on our LMCS business unit and the decision not to provide additional resources to LMCS to fund MCAs through MCA originators in the future triggered the requirement for an impairment test of the goodwill and long-lived assets attributable to our LMCS business unit during the fourth quarter of our fiscal year ended June 30, 2020. As a result of the impairment tests, we concluded that the goodwill, definite-lived intangible assets, and right-of-use lease assets attributable to our LMCS business unit were impaired as of June 30, 2020, and we recorded a $1.4 million impairment charge. Furthermore, these same impairment indicators, coupled with the post-fiscal-year-end waiver of LMCS’ obligations to pay contingent consideration to its non-controlling member and termination of certain warrants to purchase the Company’s capital stock held by certain affiliates of the non-controlling member, resulted in the full write off of our contingent consideration liability payable to the non-controlling member, in the amount of $3.1 million during the fiscal year ended June 30, 2020.

We believe that our real estate borrowers will continue to be able to service their real estate loans by paying principal and interest as payments become due. We continue to develop real estate for future sale. While we do not believe that any of these projects warrant impairment charges or other reserves at this point, we do expect that the economic impact of the pandemic will result in a delay in the eventual sale of this real estate.

Through most of the fiscal year ended June 30, 2020, we continued to actively evaluate and engage with potential acquisition target candidates; however, the pandemic delayed our due diligence process by impeding our ability to participate in in-person site visits and physical tours and complicated our ability to place valuations on targets given the uncertainty in the global markets. We expect this uncertainty to continue as the pandemic persists over the next few months.

In August 2020, we established CCUR Aviation Finance, LLC, a wholly owned subsidiary through which we operate our aviation funding business. Since August 2018, we have periodically funded aviation deposit purchases for a fee, and we expect this business to continue and grow. We have reported income from this business within our MCA segment. During fiscal year 2020, we provided $17.5 million in funding for aviation deposits.

In April 2020, the Company’s Board of Directors appointed existing director Steven G. Singer as Chairman of the Board. In June 2020, Wayne Barr, Jr. resigned from the Board and provided the Board of Directors with notice that he will take an indefinite leave of absence from his position as CEO and President of the Company while he serves as interim CEO of HC2 Holdings, Inc. during its search for a permanent CEO. The Board approved the selection of Igor Volshteyn, age 43, to serve as interim COO and President of the Company during the Leave Period. From January 2019 to June 2020, Mr. Volshteyn served as Senior Vice President of Business Development of the Company. Additionally, in June 2020, the Board appointed Robert Pons to serve on the Board until the 2020 annual meeting of stockholders of the Company (the “2020 Meeting”). The Board intends to nominate Mr. Pons for election as an independent director of the Company and recommend in favor of his election by stockholders at the 2020 Meeting. The Board also appointed Mr. Pons as the Nominating Committee Chairman and as a member of the Compensation, Audit, and Asset Management committees. Mr. Pons will receive the non-employee director compensation designated for directors and for the Nominating Committee Chairman as outlined in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on September 9, 2019, as adjusted by the Board of Directors from time to time.

Application of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements. In many cases, the accounting treatment of a transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as accounting policies critical to us:

Revenue Recognition for MCA Syndication Fee Income

We recognize revenue when our performance obligations with our customers have been satisfied. Our performance obligation is to facilitate funding for MCA originators through the LMCS syndication network. The performance obligation is satisfied at a point in time when the syndicate participants provide MCA originators with capital by purchasing participation interests in funded MCAs.

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

Subsequent to completion of our annual goodwill impairment analysis, the COVID-19 virus developed into a pandemic that significantly impacted the global economy. Our MCA segment experienced a decline in revenues during the last quarter of our fiscal year ended June 30, 2020, which management believes is predominantly due to the economic uncertainties caused by the pandemic, and we anticipate our MCA revenues will continue to be adversely affected while major parts of the U.S. economy are restricted by mandatory business shut-downs and/or stay-at-home orders, as well as other effects of the pandemic. We decreased our volume of new funding arrangements while evaluating the effect of the current economic uncertainties on the MCA business and its customers during the third quarter of our fiscal year 2020. During the fourth quarter of our fiscal year 2020, management concluded that it would not resume funding MCAs with MCA originators and would focus our MCA segment exclusively on MCA syndication fee income generated by our LMCS business unit and funding aviation purchase deposits for fees. Our reduced participation in MCA funding through originators reduces our syndication fee income and revenue from direct funding of MCAs. We anticipate continued lower funding of new MCAs and reduced collection volume on outstanding MCAs until the economic situation caused by the pandemic stabilizes and a greater level of economic activity returns.

The economic impact of the ongoing pandemic on the LMCS business and decision not to provide additional resources to LMCS to fund MCAs through MCA originators in the future triggered the requirement for a quantitative impairment test of the goodwill and long-lived assets attributable to our LMCS business unit during the fourth quarter of our fiscal year ended June 30, 2020. As a result of the impairment tests, we concluded that the goodwill, definite-lived intangible assets, and right-of-use lease assets attributable to our LMCS business unit were impaired as of June 30, 2020. Please see Note 6 for further discussion.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the most advantageous market in which transactions would occur and we consider assumptions that market participants would use when pricing the asset or liability.

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, requires certain disclosures regarding fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which are determined by the lowest level input that is significant to the fair value measurement in its entirety. The levels are:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include the use of management estimates.

Our investment portfolio consists of money market funds, equity securities, mortgage loans, and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading, or held-to-maturity investments. Our marketable securities, other than equity securities, are classified as available-for-sale, and are reported at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is reported in the accompanying consolidated statements of operations in interest income. Dividends paid by securities are reported in the accompanying consolidated statements of operations in other income. Realized gains or losses are reported in the accompanying consolidated statements of operations in net realized gain on investments.

We used Level 3 inputs to determine the fair value of our preferred stock investments. The Company has elected the measurement alternative and will record the investments at cost adjusted for observable price changes for an identical or similar investment of the same issuer. Observable price changes and impairment indicators will be assessed each reporting period.

We also used Level 3 inputs to determine the fair value of our contingent consideration and common stock purchase warrants related to the LuxeMark Acquisition. The Company used a Monte Carlo simulation technique to value the performance-based contingent consideration and common stock purchase warrants. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. As of June 30, 2020, we reduced the fair value of contingent consideration related to the LuxeMark Acquisition, as management decided to reduce funding of MCAs and the contingent consideration agreements were terminated on July 17, 2020.

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

We have the intent and ability to hold these loans to maturity or payoff, and as such have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of June 30, 2020, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

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

Allowance for MCA Credit Losses

The allowance for credit losses for MCAs is established at the time of funding through a provision for losses charged to our consolidated statement of operations based on an analysis of our charge-off history and historical performance experienced by an industry peer group. Losses are charged against the allowance when management believes that the future collection in full of purchased receivables is unlikely. We review our MCA receivables on a regular basis and charge off any MCA receivables for which the merchant has not made a payment in 90 days or more. Subsequent recoveries, if any, are credited to the provision for credit losses on advances. The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. In addition, new facts and circumstances may adversely affect our MCA portfolio, resulting in increased delinquencies and losses, and could require additional provisions for credit losses, which could impact future periods.

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

As of June 30, 2020, we have sufficient evidence of future income to conclude that it is more likely than not that the Company will realize its entire U. S. deferred tax inventory with the exception of the aforementioned NOLs and credits expected to expire before usage. Therefore, we have recognized a valuation allowance on the Company’s U. S. NOLs and credits expected to expire before usage, as well as on our German deferred tax assets. We reevaluate our conclusions quarterly regarding the valuation allowance and will make appropriate adjustments as necessary in the period in which significant changes occur.

Defined-Benefit Pension Plan

We maintain defined-benefit pension plans (the “Pension Plans”) for a number of former employees of our German subsidiary (“participants”). In 1998, the Pension Plans were closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by the Company. The Pension Plans provide benefits to be paid to all participants at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to participants’ services to date. The determination of our Pension Plans’ benefit obligations and expenses is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted-average discount rate and the weighted-average expected rate of return on plan assets. To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Results of Operations

MCA revenue includes fees from advances that we provide on future merchant receivables, as well as fees earned for sourcing both syndication capital and merchant leads for MCA originators. We generate revenue from interest on loans by entering into commercial loan agreements to fund third party originators in the MCA industry and real estate industry.

Selling, general, and administrative (“SG&A”) expenses consist primarily of salaries, benefits, commissions, rent, travel, administrative personnel costs, information systems, insurance, accounting, legal services, board of director fees and expenses, and other professional services.

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

Fiscal Year 2020 in Comparison to Fiscal Year 2019

Consolidated Revenues and Income. During the fiscal year ended June 30, 2020, we generated $5.9 million of total revenue, compared to $3.5 million during the fiscal year ended June 30, 2019. The increase was driven largely by our increased participation in the MCA industry. Our net income for fiscal year 2020 increased to $13.0 million, compared to $0.6 million during fiscal year 2019. This increase was attributable to a $6.0 million income tax benefit resulting from the release of a substantial portion of the valuation allowance on our deferred tax assets, our investments in certain debt and equity securities, and an increase in our income before income tax driven by our MCA operations.

MCA Operations Segment Revenues. We generated $5.6 million of revenue from MCA operations during the fiscal year ended June 30, 2020, compared to $2.6 million during the fiscal year ended June 30, 2019. For the fiscal year ended June 30, 2020, we maintained a larger weighted-average outstanding balance of funded MCAs compared to the prior year, and consequently earned higher MCA revenue during the current period relative to the fiscal year ended June 30, 2019. Our syndication fee revenue during the fiscal year ended June 30, 2020 benefited from a full year of syndication activity, while in the prior fiscal year, we only began generating syndication revenue after the LuxeMark Acquisition in mid-February 2019. Additionally, as part of our MCA business, we originated term loans to an MCA originator so that it may fund additional MCAs. These loans generated $0.9 million of interest income during the fiscal year ended June 30, 2020. Our MCA operations revenues for the fiscal year are as follows:

	Fiscal Year Ended June 30,
	2020	2019
	(Amounts in thousands)
MCA revenue	$3,240	$1,694
Syndication fee revenue	1,288	693
Fee income on MCA leads generation	154	93
MCA fees and other revenue	4,682	2,480
Interest on loans to MCA originators	887	117
Total MCA operations segment revenue	$5,569	$2,597

MCA revenue from interest on loans to MCA originators is categorized as MCA operations revenue for purposes of segment reporting but reported within the line item Interest on mortgage and commercial loans within our consolidated statements of operations.

Revenues from each of the revenue sources within our MCA segment increased year over year because, for our fiscal 2020, we reported 12 months of MCA revenues from the LMCS business unit which we established in February of the prior fiscal year upon the LuxeMark acquisition. However, with the onset of the COVID-19 pandemic during the third quarter of our fiscal year 2020, we experienced declines of MCA revenues during the latter half of the fiscal year ended June 30, 2020. This occurred as (i) fewer merchants are meeting MCA underwriting criteria, which reduces our syndication fee income and ability to generate revenue by funding MCAs, (ii) underwriters are less interested in purchasing leads, and (iii) a portion of our merchants, in coordination with the originators, have reduced or paused payments to better weather the current economic downturn, which reduces our MCA revenues. Furthermore, we reduced our volume of MCA funding during the third quarter of our fiscal 2020, primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. We anticipate continued lower funding and collection volSSSSume over the next few months and are uncertain as to the long-term impact of the pandemic at this point. After the end of our fiscal year, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of the Master Promissory Note issued by LMCS to the Company, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration. We are reviewing our strategic options with respect to our continued participation in the MCA industry.

Real Estate Operations Segment Revenues. We generated $0.3 million of revenue from real estate operations for the fiscal year ended June 30, 2020, as compared to $0.9 million for the fiscal year ended June 30, 2019. The decrease in revenue resulted from the decrease in interest on commercial mortgage loans due to borrower payoffs outpacing originations.

SG&A Expenses. SG&A expenses were $7.7 million for the fiscal year ended June 30, 2020, a $4.0 million, or 109.0%, increase from the fiscal year ended June 30, 2019. This increase was due to the following:

•	A $3.4 million increase in expenses for fees paid to the Asset Manager. During the fourth quarter of our fiscal year 2020, the Company and the Asset Manager entered into an Omnibus Amendment regarding the Management Agreement and SARs Agreement (the “Amendment”), whereby all SARs issued to the asset manager may be exercisable upon grant, rather than the previous condition requiring a change in control of the business before exercise. This modification resulted in approximately $2.8 million of expense recorded during the fourth quarter of fiscal year 2020 for all previously issued SARs as well as SARs expected to be issued in exchange for asset management services during the fourth quarter of our fiscal year 2020. Additionally, as part of the Amendment, we paid $0.4 million in cash to the Asset Manager as a one-time fee calculated based upon the number of SARs issued to the Asset Manager as of our February 24, 2020 dividend record date, multiplied by the $0.50 per share one-time dividend declared February 2020 and paid in March 2020. The remaining $0.1 million of this increase resulted from additional expense reimbursement fees paid by the Company to the Asset Manager over the full 12 months of our fiscal year 2020, compared to a partial year during which the asset management agreement was in place during our fiscal year 2019.

•	A $0.5 million increase in operating expenses and commissions attributable to our MCA operations that we incurred during the full 12 months of our fiscal year 2020, compared to only 4.5 months of our fiscal year 2019.

•	A $0.4 million increase from corporate compensation attributable to salaries from additional employees and financial performance bonuses earned during the fiscal year ended June 30, 2020.

These increases to SG&A expense during our fiscal year 2020 were partially offset by a decrease in acquisition-related costs, as the prior year included $0.3 million of expenses related to the LuxeMark Acquisition.

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

Impairment of Goodwill and Long-Lived Assets and Change in Fair Value of Contingent Consideration. During the fiscal year ended June 30, 2020, we recorded a $1.7 million net gain from the change in fair value of contingent consideration payable to Old LuxeMark, partially offset by impairment charges attributable to the goodwill, purchased intangibles, and right-of-use lease assets of our LMCS business unit, as further detailed below:

	Fiscal Year Ended June 30,
	2020	2019
	(Amounts in thousands)
Impairment charges:
Goodwill	$780	$-
Purchased intangibles	562	-
Leased asset	53	-
Impairment of goodwill and long-lived assets	1,395	-

(Gain) loss on adjustment to fair value of contingent consideration	$(3,090)	$730
Impairment of goodwill and long-lived assets and fair value adjustment to fair value of contingent consideration, net	$(1,695)	$730

The decrease in estimated contingent consideration liability associated with the LuxeMark Acquisition resulted from (i) LMCS not meeting the minimum performance levels to earn the calendar year 2019 earnout, and (ii) termination of the earnout agreements on July 17, 2020. These same facts and circumstances resulted in the impairment of the LMCS business unit’s purchased intangibles, other long-lived assets, and goodwill, which partially offset the gain from reducing the fair value of the contingent consideration liability.

Provision for Credit Losses on Advances. During the fiscal year ended June 30, 2020, we recorded a $0.8 million provision for credit losses on MCAs, a $0.8 million, or 47.1%, decrease from the fiscal year ended June 30, 2019. The year-over-year decrease in provision expense resulted from decreases in the amounts of MCAs funded in the current year versus the prior year, and from our shift away from originators with higher default rates to those with lower default rates. Recent MCA funding activity decreased primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. Included within the $0.8 million current year provision for credit losses is $0.3 million of provision expense for existing MCAs during the current period due to our anticipated impact of the pandemic on merchant repayment activity.

Other Interest Income. Other interest income includes interest earned on investments in debt securities and cash and money market balances. The components of our interest income for the fiscal year ended June 30, 2020 and 2019 are as follows:

	Fiscal Year Ended June 30,
	2020	2019
	(Amounts in thousands)
Interest from cash deposits and debt securities	$2,325	$1,873
Accretion of discounts on purchased debt securities	3,709	1,679
Payment-in-kind interest	970	864
Other interest income	$7,004	$4,416

Other interest income for the fiscal year ended June 30, 2020 increased by $2.6 million, or 58.6%, compared to the fiscal year ended June 30, 2019, due to higher yields on a higher weighted-average balance of investments in debt securities and accretion of the discounts on these securities.

Realized Gain on Investments, Net. During the fiscal year ended June 30, 2020, we sold investments in certain equity and debt securities for which we recognized $2.3 million of net realized gains, as compared to $0.5 million of realized gains on the sale of certain equity and debt securities during the prior fiscal year.

Unrealized Loss on Equity Securities, Net. During the fiscal year ended June 30, 2020, we reported unrealized losses on equity securities, net, of $0.8 million, compared to unrealized losses on equity securities, net, of $1.8 million during the fiscal year ended June 30, 2019. Our unrealized gains and losses on equity securities each year are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Additionally, our unrealized losses during the current year were primarily attributable to reversal of prior year unrealized gains related to equity securities that we sold during the current year for which we reported realized gains in the current period, while the unrealized loss in the prior year is primarily attributable to declines in the market values of securities.

(Benefit) Provision for Income Taxes. We reported $6.0 million of income tax benefit for the fiscal year ended June 30, 2020. This income tax benefit resulted from the release of a substantial portion of the valuation allowance on our deferred tax assets during our fiscal year ended June 30, 2020. The release of our valuation allowance was based on our cumulative taxable income over the past three years and expectations of future taxable income. Should future results vary from our expectations, we may release additional valuation allowance or be required to provide additional valuation allowance reserves.

Liquidity and Capital Resources

We believe we have sufficient liquidity and capital resources to continue funding our operations and sustain currently expected levels of capital expenditures over the next 12 months. While we maintain significant amounts of cash and cash equivalents and marketable securities which we may use to fund our operations and make investments, the pandemic has had a significant impact on credit and capital markets, which may adversely affect our ability to access third-party debt or equity financing. Our future liquidity will be affected by, among other things:

•	our future access to capital;

•	our exploration and evaluation of strategic alternatives and development of new operating assets;

•	our ability to collect on our commercial loans and advances receivable;

•	the liquidity and fair value of our debt and equity securities;

•	the longevity of the pandemic and severity of impact on our income and cash flows;

•	our ongoing operating expenses; and

•	potential liquidation of the Company pursuant to an organized plan of liquidation.

Uses and Sources of Cash

Cash Flows from Operating Activities

We generated $3.6 million and $1.8 million of cash from operating activities during the fiscal years ended June 30, 2020 and 2019, respectively. Operating cash generated during the fiscal year ended June 30, 2020 was primarily attributable to net income, adjusted for non-cash items and realized gains on investments, as well as favorable working capital changes, namely expense incurred during the period for SARs that did not settle during the period. Operating cash generated during the fiscal year ended June 30, 2019 was primarily attributable to income from operations, adjusted for non-cash items and profits on investments.

Cash Flows from Investing Activities

Fiscal Year Ending June 30, 2020

During the fiscal year ended June 30, 2020 we generated $4.0 million of cash, net, from investing activities. Our net cash inflows were primarily driven by liquidations of $5.3 million more in debt and equity securities than investments in debt and equity securities during the fiscal year ended June 30, 2020. Our collections of principal on mortgage and commercial loans outpaced new loan funding amounts during the current fiscal year by $1.3 million. Our mortgage and commercial loan borrowers are all current with their required payments as of June 30, 2020. Our mortgage loans typically require interest-only payments until maturity or payoff. Partially offsetting these investing cash inflows, we experienced $2.3 million of net investing cash outflows from funding and collecting MCAs and aviation deposits receivable, primarily due to increased funding of aviation deposits during the latter half of the current fiscal year, many of which are not expected to be collected until the first quarter of our fiscal year 2021. Additionally, we invested an additional $0.3 million in a real estate development project which we expect to monetize in the latter half of our fiscal year 2021 or early fiscal year 2022.

Fiscal Year Ending June 30, 2019

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

In fiscal year 2019, we entered into an arrangement with certain MCA originators to participate in funding MCA originations. We made initial advances of $8.0 million to one originator, who in turn advanced these funds to merchants as part of a syndication. As merchant receivables have been collected, we have used the collected funds to fund additional MCAs. Through June 30, 2019, we had funded $18.1 million in MCAs (including the original $8.0 million) and collected $9.8 million of merchant receivables as repayment for these advances. Additionally, we provided $4.8 million of cash advances to an aviation business to fund deposits required for aircraft purchases for up to six months, in exchange for paying us an upfront fee. We collected $2.0 million of these aviation advances during our fiscal year 2019.

As part of our real estate operations, in fiscal year 2019 we acquired land in the amount of $3.3 million for the purpose of development. The acquisition costs include costs to acquire the land, including interest and other expenses that have been capitalized as part of the purchase price. We continue to hold and develop the land as of June 30, 2020.

In our fiscal year 2019, we acquired the assets of Old LuxeMark through our subsidiary, LMCS, and retained an 80% interest in LMCS in exchange for an initial payment of $1.2 million and the issuance of a 20% interest in LMCS to Old LuxeMark. Additionally, the Purchase Agreement required the Company to pay to Old LuxeMark four earnout payments of up to $1,000,000 each if fully earned through the achievement of agreed-upon distributable net income (“DNI”) thresholds. The earnout payments are calculated based on DNI for each of the calendar years ending on December 31, 2019, 2020, 2021, and 2022, and any such payments earned would likely be paid in the third quarters of our fiscal years 2020, 2021, 2022, and 2023. As of July 17, 2020, both parties agreed to terminate the contingent earnout consideration as part of a recapitalization of LMCS.

Our remaining fiscal year 2019 investing activities consisted of $22.2 million in purchases and $12.0 million in maturities or sales of debt and equity securities for the purpose of funding our operating expenses as we continue to evolve our real estate and MCA operating businesses and actively search for additional operating businesses to acquire, as well as collection of the $1.45 million of proceeds from the sale of the Content Delivery business held in escrow until January 2, 2019.

Cash Flows from Financing Activities

During the fiscal year ended June 30, 2020 we used $6.4 million of cash for financing activities. During the fiscal year, we fully repaid the outstanding balance of a $1.6 million term loan. We repaid the balance with existing cash prior to maturity to reduce associated interest cost.

During our fiscal year 2020, the Company declared and paid a one-time dividend of $0.50 per share, which resulted in $4.4 million of cash dividends paid during the year. Another $0.1 million of dividends declared during the year relate to restricted stock and will remain as dividends payable until the restricted stock vests.

During our fiscal year 2020, the Company distributed $0.3 million of cash to the non-controlling member of LMCS, representing the non-controlling member’s 20% interest in LMCS’ DNI.

On March 5, 2018, we announced that our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In January 2019, we completed the purchase of the authorized one million shares, and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Purchases are made through private transactions or open market purchases, which may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. We repurchased 16,821 shares of the Company’s common stock totaling $0.1 million during the fiscal year ended June 30, 2020, as compared to 378,421 shares of the Company’s common stock totaling $1.4 million during the fiscal year ended June 30, 2019. All repurchased stock was retired. We may purchase up to 364,298 additional shares pursuant to our previously announced repurchase plan.

Liquidity

We had working capital (which we define as current assets minus current liabilities) of $51.0 million at June 30, 2020, compared to working capital of $48.8 million at June 30, 2019. At June 30, 2020, we had no material commitments for capital expenditures.

As of June 30, 2020, less than 0.1% of our cash was in foreign accounts, and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities, and available-for-sale investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2020.

Recent Accounting Guidance

Recently Issued and Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 (“ASU 2016-01”),Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018, on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there is no longer a requirement to assess equity securities for impairment since such securities are now measured at fair value through net income. We utilized a modified retrospective approach to adopt the new guidance effective July 1, 2018. The impact related to the change in accounting for equity securities for our fiscal year ended June 30, 2018 was $0.3 million of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), on the recognition of lease assets and lease liabilities on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to the recognition of lease assets and lease liabilities. We early adopted the new guidance effective June 30, 2019, as further disclosed in Note 16 to these financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) (“ASU 2018-02”), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent United States federal tax reforms to retained earnings. The guidance also requires entities to disclose their accounting policies with regards to the treatment of stranded tax effects not related to the Tax Cuts and Jobs Act. It allows entities to elect either a “security-by-security” approach or a “portfolio approach” to recognize the stranded tax effects from a valuation allowance release. Under the security-by-security approach, an entity will recognize the stranded tax effects associated with individual securities as it disposes of each security. Under the portfolio approach, an entity will recognize the stranded tax effects associated with a portfolio of securities when it has disposed of all securities within that portfolio. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We adopted the new guidance effective July 1, 2019 with no material impact on our consolidated financial statements or disclosures. We elected the portfolio approach to recognize the stranded tax effects from our valuation allowance release.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 provides changes to clarify or improve existing guidance. This guidance is effective upon issuance. We adopted the new guidance effective March 31, 2020 with no impact on our consolidated financial statements or disclosures.

Recent Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this change will have on our consolidated financial statements and disclosures.

In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). Among other things, ASU 2019-10 provides that ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact that ASU 2019-12 will have on our consolidated financial statements and disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and our CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2020. Based upon that evaluation, our President and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on criteria established in “Internal Control—Integrated Framework” (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

CCUR Holdings will file with the SEC a definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after the close of its fiscal year ended June 30, 2020. The information required by this item with respect to the Company’s executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed as Part of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2020 and 2019

Consolidated Statements of Operations for the fiscal years ended June 30, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2020 and 2019

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020 and 2019

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule IV – Mortgage Loans on Real Estate

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material, or required.

(3) Exhibits

Exhibit	Description of Document

2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2017).

2.2	Asset Purchase Agreement dated as of October 13, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2017).

2.3	Escrow Agreement, dated as of December 15, 2017, by and among Concurrent Computer Corporation, Vecima Networks Inc., and SunTrust Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2017).

2.4	Non-Competition and Non-Solicitation Agreement, dated as of December 15, 2017, by and between Concurrent Computer Corporation and Vecima Networks Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2017).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Proxy on Form DEFR14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011 (File No. 000-13150)).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002) (File No. 000-13150).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.11	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2017).

3.12	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.14	Certificate of Amendment to Restated Certificate of Incorporation dated as of November 8, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 000-13150)).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 001-37706)).

4.3*	Description of Common Stock

10.1†	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 000-13150)).

10.2†	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-82686)).

10.3†	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Company’s Proxy Statement dated September 19, 2001 (File No. 000-13150)).

10.4†	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-125974)).

10.5†	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Company’s Current Report on Form 8-K dated June 24, 2005 (File No. 000-13150)).

10.6†	Form of Non-Qualified Stock Option Agreement between the Company and its executive officers (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 000-13150)).

10.7†	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2007 (File No. 000-13150)).

10.8†	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Company’s Proxy Statement dated September 12, 2011 (File No. 000-13150)).

10.9	Concurrent Computer Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company Proxy Statement dated September 10, 2014).

10.10†	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 26, 2015).

10.11	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

10.12	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2016).

10.13	Amendment to Tax Asset Preservation Plan, dated as of October 13, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2016).

10.14†	Employment Agreement, dated May 15, 2017, between Concurrent Computer Corporation and Warren Sutherland (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.15	Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of October 26, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 27, 2017).

10.16†	First Amendment to Employment Agreement dated January 30, 2018 between CCUR Holdings, Inc. and Warren Sutherland (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2018).

10.17	Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of February 15, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 15, 2018).

10.18†	CCUR Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.19†	Consulting Agreement between CCUR Holdings, Inc. and Wayne Barr, Jr. dated as of February 13, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.20	Second Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of April 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2018).

10.21	Third Amended Consent and Limited Waiver to Board Representation and Standstill Agreement, dated as of May 10, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2018).

10.22†	CCUR Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 15, 2018).

10.23†	2019 CCUR Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 9, 2019).

10.24†	Second Amendment to Employment Agreement between the Company and Warren Sutherland, dated as of January 1, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 9, 2019).

10.25†	Employment Agreement by and between the Company and Wayne Barr, Jr., effective as of March 1, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2019).

10.26	Asset Purchase Agreement by and among LuxeMark Capital LLC, LM Capital Solutions, LLC, Avraham Zeines, Oskar Kowalski and Kamil Blaszczak, dated as of February 13, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2019).

10.27	Management Agreement by and between the Company and CIDM LLC, dated as of February 14, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2019).

10.28	First Amendment to Management Agreement between CCUR Holdings, Inc. and CIDM LLC, dated as of May 8, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2019).

10.29	Letter Agreement regarding the Management Agreement by and between the Company and CIDM LLC dated as of February 26, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020).

10.30	Omnibus Amendment Regarding Management Agreement and SARs Agreements between CCUR Holdings, Inc., CIDM LLC and CIDM II, LLC dated June 4, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2020).

10.31†	Employment Agreement between CCUR Holdings, Inc. and Igor Volshteyn dated January 1, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2020).

10.32†	First Amendment to Employment Agreement between CCUR Holdings, Inc. and Igor Volshteyn dated June 11, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2020).

10.33	Amendment to Operating Agreement of LM Capital Solutions, LLC by and among LM Capital Solutions, LLC, AZOKKB LLC, CCUR Holdings, Inc., Igor Volshteyn, Warren Sutherland and Oskar Kowalski (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2020).

10.34	Waiver and Release Agreement by and among AZOKKB LLC, LM Capital Solutions, LLC, Avraham Zeines, Oskar Kowalski and Kamil Blaszczak, dated as of July 17, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2020).

10.35	Omnibus Termination of Common Stock Warrants by and among CCUR Holdings, Inc. Avraham Zeines, Oskar Kowalski and Kamil Blaszczak, dated as of July 17, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2020).

10.36††	Assignment and Assumption Agreement by and between LM Capital Solutions, LLC and AZOKKB LLC, dated as of July 17, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2020).

10.37	Amendment to Master Promissory Note by and between CCUR Holdings, Inc. and LM Capital Solutions, LLC, dated as of July 17, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2020).

21.1*	List of Subsidiaries.

23.1*	Consent of Marcum LLP.

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement.
††	Certain schedules, exhibits, and similar supporting attachments to this agreement have been omitted, and the Company agrees to furnish supplemental copies of any such schedules, exhibits, and similar supporting attachments to the SEC upon request.

Item 16. Form 10-K Summary.

None.

CCUR HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

Item 8

Consolidated Financial Statements and Supplementary Data

Fiscal Year Ended June 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CCUR Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CCUR Holdings, Inc. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2020, and the related notes and Schedule IV – Mortgage Loans on Real Estate (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

September 15, 2020

CCUR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,336	$8,083
Equity securities, fair value	7,372	7,405
Fixed maturity securities, available-for-sale, fair value	21,429	20,393
Current maturities of mortgage and commercial loans receivable	3,878	3,184
Advances receivable, net	11,436	9,389
Prepaid expenses and other current assets	1,204	1,779
Total current assets	54,655	50,233

Land investment	3,568	3,265
Deferred income taxes, net	6,632	475
Mortgage and commercial loans receivable, net of current maturities	1,695	3,680
Definite-lived intangibles, net	1,870	2,910
Goodwill	480	1,260
Other long-term assets, net	950	651
Total assets	$69,850	$62,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$803	$660
Management fee payable	2,841	-
Contingent consideration, current	-	750
Total current liabilities	3,644	1,410

Long-term liabilities:
Pension liability	4,005	4,136
Contingent consideration, long-term	-	2,340
Long-term debt	-	1,600
Other long-term liabilities	912	632
Total liabilities	8,561	10,118

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,797,671 and 8,756,156 issued and outstanding at June 30, 2020, and June 30, 2019, respectively	88	87
Capital in excess of par value	209,223	208,881
Non-controlling interest	1,261	762
Accumulated deficit	(143,077)	(150,795)
Accumulated other comprehensive loss	(6,206)	(6,579)
Total stockholders' equity	61,289	52,356
Total liabilities, non-controlling interest, and stockholders' equity	$69,850	$62,474

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2020	2019
Revenues:
Merchant cash advance fees and other revenue	$4,682	$2,480
Interest on mortgage and commercial loans	1,191	976
Total revenues	5,873	3,456
Operating expenses:
Selling, general, and administrative	7,731	3,699
Amortization of purchased intangibles	479	179
Impairment of goodwill and long-lived assets	1,395	-
Change in fair value of contingent consideration	(3,090)	730
Provision for credit losses on advances	849	1,605
Total operating expenses	7,364	6,213
Operating loss	(1,491)	(2,757)
Other interest income	7,004	4,416
Realized gain on investments, net	2,252	467
Unrealized loss on equity securities, net	(785)	(1,785)
Other income, net	19	249
Income before income taxes	6,999	590
(Benefit) Provision for income taxes	(6,030)	40
Net income	13,029	550
Less: Net (income) loss attributable to non-controlling interest	(799)	131
Net income attributable to CCUR Holdings, Inc. stockholders	$12,230	$681
Earnings per share attributable to CCUR Holdings. Inc. stockholders:
Basic	$1.39	$0.08
Diluted	$1.38	$0.08
Weighted average shares outstanding - basic	8,772,969	8,941,413
Weighted average shares outstanding - diluted	8,832,519	8,958,462
Cash dividends declared per common share	$0.50	$-

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Fiscal Year Ended June 30,
	2020	2019

Net income	$13,029	$550

Other comprehensive income (loss):
Net unrealized income (loss) on available for sale investments, net of tax	156	(3,677)
Adoption of ASU 2016-01	-	(318)
Foreign currency translation adjustment	27	64
Pension and post-retirement benefits	190	(335)
Other comprehensive income (loss):	373	(4,266)
Comprehensive income (loss)	13,402	(3,716)
Comprehensive (income) loss attributable to non-controlling interest	(799)	131
Comprehensive income (loss) attributable to CCUR Holdings,Inc. stockholders	$12,603	$(3,585)

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Capital In		Accumulated Other
		Par	Excess Of	Accumulated	Comprehensive	Non-controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2018	9,117,077	$91	$210,083	$(151,795)	$(2,313)	$-	$56,066
Dividends forfeited with restricted stock forfeitures				1			1
Adoption of ASU 2016-01				318			318
Share-based compensation expense			231				231
Lapse of restrictions on restricted stock	17,500	0	(0)				-
Repurchase and retirement of common stock	(378,421)	(4)	(1,433)				(1,437)
Acquisition of non-controlling interest						893	893
Other comprehensive loss, net of taxes:
Net income (loss)				681		(131)	550
Unrealized loss on available-for-sale investments					(3,677)		(3,677)
Adoption of ASU 2016-01					(318)		(318)
Foreign currency translation adjustment					64		64
Pension plan					(335)		(335)
Total comprehensive loss							(3,716)
Balance at June 30, 2019	8,756,156	$87	$208,881	$(150,795)	$(6,579)	$762	$52,356
Share-based compensation expense			411				411
Repurchase and retirement of common stock	(16,821)		(68)				(68)
Lapse of restrictions on restricted stock	58,336	1	(1)				-
Distributions to non-controlling interest						(300)	(300)
Dividends				(4,512)			(4,512)
Other comprehensive income, net of taxes:
Net income				12,230		799	13,029
Unrealized gain on available-for-sale investments					156		156
Foreign currency translation adjustment					27		27
Pension plan					190		190
Total comprehensive income							13,402
Balance at June 30, 2020	8,797,671	$88	$209,223	$(143,077)	$(6,206)	$1,261	$61,289

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended June 30,
	2020	2019
Cash flows provided by operating activities:
Net income	$13,029	$550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	496	182
Share-based compensation	411	231
Provision for credit losses on advances	849	1,605
Deferred taxes	(6,681)	-
Non-cash accretion of interest income	(3,709)	(1,679)
Payment-in-kind interest income	(970)	(864)
Realized gain on investments, net	(2,252)	(467)
Unrealized loss on investments, net	785	1,785
Change in fair value of contingent consideration	(3,090)	730
Goodwill and long-lived asset impairment	1,395	-
Other non-cash adjustments	20	-
(Increase) decrease in assets:
Prepaid expenses and other current assets	416	182
Other long-term assets	123	13
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	2,902	(690)
Pension and other long-term liabilities	(134)	204
Net cash provided by operating activities	3,590	1,782

Cash flows provided by (used in) investing activities:
Additions to land investment	(303)	(3,265)
Additions to property and equipment	(23)	(7)
Origination and fundings of mortgage and commercial loans receivable	(2,825)	(8,333)
Collections of mortgage and commercial loans receivable	4,154	5,793
Fundings of cash advances receivable	(27,496)	(22,869)
Collections of cash advances receivable	25,179	11,818
Acquisition of LuxeMark Capital, LLC	-	(1,212)
Proceeds from sale or maturity of securities	17,348	12,020
Purchases of securities	(12,009)	(22,231)
Proceeds from sale of Content Delivery business, net of cash transferred	-	1,450
Net cash provided by (used in) investing activities	4,025	(26,836)

Cash flows (used in) provided by financing activities:
Repayment of debt financing	(1,600)	-
Proceeds from debt financing	-	1,600
Member distributions	(300)	-
Purchase of common stock for retirement	(68)	(1,437)
Dividends paid	(4,411)	(1)
Net cash (used in) provided by financing activities	(6,379)	162

Effect of exchange rates on cash and cash equivalents	17	(17)

Increase (decrease) in cash and cash equivalents	1,253	(24,909)
Cash and cash equivalents - beginning of year	8,083	32,992
Cash and cash equivalents - end of year	$9,336	$8,083

Cash paid (received) during the year for:
Interest	$53	$4
Income taxes, net of refunds	$(7)	$112
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$391	$549

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

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. Following the disposition of our legacy operating businesses in calendar year 2017, we began identifying business alternatives to redeploy the proceeds of such divestitures. As of June 30, 2020, we had two existing operating segments: (i) merchant cash advance (“MCA”) operations, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

As of June 30, 2020, we hold an 80% interest in LMCS, with the remaining 20% held by AZOKKB, LLC (formerly named LuxeMark Capital, LLC and herein referenced as “Old LuxeMark”). Through LMCS, we manage a network of MCA originators and syndicate participants who provide those originators with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to MCA originators, the proceeds of which are used by the MCA originators to fund MCAs. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting, and legal support to LMCS. On July 17, 2020, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of a master promissory note issued by LMCS to the Company, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration. We are reviewing our strategic options with respect to continued participation in the MCA industry.

Recur provides commercial loans to local, regional, and national builders, developers, and commercial landowners and also acquires, owns, and manages a portfolio of real property for development. Recur does not provide consumer mortgages.

The global outbreak of the novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively impacted the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

During the third quarter of our fiscal year 2020, the Company declared and paid a one-time dividend of $0.50 per share. We paid $4,411,000 of cash dividends during the fiscal year.

Smaller Reporting Company

We meet the Securities and Exchange Commission’s (the “SEC’s”) definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

Principles of Consolidation and Reclassifications

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net income, assets, liabilities, stockholders’ deficit, or net operating, investing, or financing cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to completion of our annual goodwill impairment analysis, the COVID-19 virus developed into a pandemic that significantly impacted the global economy. Our MCA segment experienced a decline in revenues during the last quarter of our fiscal year ended June 30, 2020, which management believes is predominantly due to the economic uncertainties caused by the pandemic, and we anticipate our MCA revenues will continue to be adversely affected while major parts of the U.S. economy are restricted by mandatory business shut-downs and/or stay-at-home orders, as well as other effects of the pandemic. We decreased our volume of new funding arrangements while evaluating the effect of the current economic uncertainties on the MCA business and its customers during the third quarter of our fiscal year 2020. During the fourth quarter of our fiscal year 2020, management concluded that it would not resume funding MCAs with MCA originators and would focus our MCA segment exclusively on MCA syndication fee income generated by our LMCS business unit and funding aviation purchase deposits for fees. Our reduced participation in MCA funding through originators reduces our syndication fee income and revenue from direct funding of MCAs. We anticipate continued lower funding of new MCAs and reduced collection volume on outstanding MCAs until the economic situation caused by the pandemic stabilizes and a greater level of economic activity returns.

The economic impact of the ongoing pandemic on the LMCS business and our decision to not provide additional resources to LMCS to fund MCAs through MCA originators in the future triggered the requirement for a quantitative impairment test of the goodwill and long-lived assets attributable to our LMCS business unit during the fourth quarter of our fiscal year ended June 30, 2020. As a result of the impairment tests, we concluded that the goodwill, definite-lived intangible assets, and right-of-use lease assets attributable to our LMCS business unit were impaired as of June 30, 2020. See Note 6 for further discussion.

Investments in Debt and Equity Securities

We determine the appropriate classification of investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term in the consolidated balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

Premiums and discounts on fixed maturity securities are amortized using the effective interest method. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Dividends on equity securities are recognized when declared. When the Company sells a security, the difference between the sale proceeds and amortized cost (determined based on specific identification) is reported as a realized investment gain or loss. When a decline in the value of a specific investment is other than temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on investments) and the cost basis of that investment is reduced. If the Company can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings), and (ii) the amount related to all other factors (recorded in accumulated other comprehensive income, or “AOCI”). The credit-related portion of any other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If the Company intends to sell an impaired security, or if it is more likely than not that the Company will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

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

We have the intent and ability to hold these loans to maturity or payoff, and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of June 30, 2020, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

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

We recognized $1,288,000 and $693,000 of syndication fee income during the fiscal years ended June 30, 2020 and 2019, respectively, which is included in MCA fees and other revenue on the accompanying consolidated statement of operations.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan origination fees are deferred and amortized to interest income, using the effective interest method, over the contractual life of the loan, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables.

Land Investment

Land investment assets are stated at acquired cost. Pre-acquisition and development costs are capitalized. Gains and losses resulting from the disposition of real estate are included in operations. As of June 30, 2020, all land held by the Company is considered to be held for use and development.

Defined-Benefit Pension Plan

We maintain defined-benefit pension plans (the “Pension Plans”) for a number of former employees (“participants”) of our German subsidiary. In 1998, the Pension Plans were closed to new employees, and no existing employees are eligible to participate, as all eligible participants are no longer employed by us. The Pension Plans provide benefits to be paid to all participants at retirement based primarily on years of service with the Company. Our policy is to fund benefits attributed to participants’ service to date. The determination of our Pension Plans’ benefit obligations and expenses is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted-average discount rate and the weighted-average expected rate of return on plan assets. To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Basic and Diluted Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during each fiscal period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during each fiscal period including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Weighted-average common share equivalents of 8,123 and 10,004 for the fiscal years ended June 30, 2020 and 2019, respectively, were excluded from the calculation, as their effect would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Fiscal Year Ended June 30,
	2020	2019
Basic weighted-average number of shares outstanding	8,772,969	8,941,413
Effect of dilutive securities:
Restricted stock	59,550	17,049
Diluted weighted-average number of shares outstanding	8,832,519	8,958,462

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the most advantageous market in which transactions would occur and we consider assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820, Fair Value Measurements and Disclosures requires certain disclosures regarding fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which are determined by the lowest level input that is significant to the fair value measurement in its entirety. The levels are:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include the use of management estimates.

Our investment portfolio consists of money market funds, equity securities, mortgage loans, and corporate debt. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as available-for-sale, trading, or held-to-maturity investments. Our marketable securities, other than equity securities, are classified as available-for-sale, and are reported at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is reported in the accompanying consolidated statements of operations in interest income. Dividends paid by securities are reported in the accompanying consolidated statements of operations in other income. Realized gains or losses are reported in the accompanying consolidated statements of operations in net realized gain on investments.

We used Level 3 inputs to determine the fair value of our preferred stock investments. The Company has elected the measurement alternative and will record the investments at cost adjusted for observable price changes for an identical or similar investment of the same issuer. Observable price changes and impairment indicators will be assessed each reporting period.

We also used Level 3 inputs to determine the fair value of our contingent consideration and common stock purchase warrants related to our acquisition of the assets of Old LuxeMark (the “LuxeMark Acquisition”). The Company used a Monte Carlo simulation technique to value the performance-based contingent consideration and common stock purchase warrants. This technique is a probabilistic model which relies on repeated random sampling to obtain numerical results. We reduced the fair value of contingent consideration related to the LuxeMark Acquisition to zero as of June 30, 2020 as we reduced our funding of MCAs and the contingent consideration agreements and warrants were terminated on July 17, 2020.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We provide fair value measurement disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020 and 2019 are as follows:

	As of June 30, 2020 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$4,473	$4,473	$-	$-
Money market funds	4,863	4,863	-	-
Cash and cash equivalents	$9,336	$9,336	$-	$-

Common stock and common stock options	$4,489	$4,489	$-	$-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,372	$4,489	$-	$2,883

Corporate debt	$21,429	$-	$21,429	$-
Available-for-sale investments	$21,429	$-	$21,429	$-

	As of June 30, 2019 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$5,223	$5,223	$-	$-
Money market funds	2,860	2,860	-	-
Cash and cash equivalents	$8,083	$8,083	$-	$-

Common stock and common stock warrants	4,522	4,522	-	-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,405	$4,522	$-	$2,883

Corporate debt	$20,393	$-	$20,393	$-
Available-for-sale investments	$20,393	$-	$20,393	$-

Contingent consideration - cash earn-out	$2,890	$-	$-	$2,890
Contingent consideration - warrants	200	-	-	200
Liabilities	$3,090	$-	$-	$3,090

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of certain financial instruments, including cash equivalents and MCAs, approximate their fair values due to their short-term nature. Included in available for sale securities is a loan which we purchased from, and for which quotations are available on, the syndicated loan market. The fair value of our syndicated portion of this loan is $3,240,000 and $1,663,000 as of June 30, 2020 and 2019, respectively. The following table provides a reconciliation of the beginning and ending balances for the Company’s assets and obligations measured at fair value using Level 3 inputs:

	Assets	Obligations
	Preferred	Contingent
	Stock	Consideration
	(Amounts in thousands)
Balance at June 30, 2019	$2,883	$3,090
Fair value adjustment to contingent consideration (Note 6)	-	(3,090)
Balance at June 30, 2020	$2,883	$-

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 ($ amounts in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Equity securities, fair value
Preferred stock	$2,883	cost, or observable price changes	not applicable	not applicable

LMCS Business Unit

Contingent cash payments	$-	Monte Carlo simulations	discount rate	10.5%
			expected volatility	25.0%
			drift rate	0.2%
			credit spread	7.0%

Contingent warrants	$-	Black-Scholes, Monte Carlo simulations	expected term	6.25 years
			expected volatility	25.0%
			risk free rate	0.4%
			dividend yield	0.0%

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further described in Note 6 to these financial statements, we recorded impairment charges of $780,000 and $562,000 against the goodwill and definite-lived assets of our LMCS business unit, respectively, and also reduced the fair value of this business unit’s contingent cash payments and contingent warrants payable to Old LuxeMark from $3,090,000 to zero during our fiscal year ended June 30, 2020. The following table shows the valuation methodology for Level3 assets and liabilities measured at fair value as of June 30, 2020 ($ amounts in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
LMCS Business Unit
Goodwill	$480	Discounted cash flows	Weighted average cost of capital	27.0%

Investor/funder relationships	$1,640	Multi-period excess earnings	Discount rate	28.0%

Right of use leased asset	$320	Discounted cash flows	Discount rate	8.5%

Trade name	$130	Relief from royalty	Royalty rate	1.5%

Non-compete agreements	$100	Discounted cash flows	Discount rate	28.0%

Income Taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. All foreign subsidiaries file individual or consolidated tax returns pursuant to local tax laws. We follow the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax basis of assets and liabilities, tax credit carryforwards, and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

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

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Components of accumulated other comprehensive income are disclosed in the accompanying consolidated statements of comprehensive income (loss).

2.            Recent Accounting Guidance

Recently Issued and Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 (“ASU 2016-01”),Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018, on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there is no longer a requirement to assess equity securities for impairment since such securities are now measured at fair value through net income. We utilized a modified retrospective approach to adopt the new guidance effective July 1, 2018. The impact related to the change in accounting for equity securities for our fiscal year ended June 30, 2018 was $0.3 million of net unrealized investment gains, net of income tax, reclassified from AOCI to retained earnings.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), on the recognition of lease assets and lease liabilities on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to the recognition of lease assets and lease liabilities. We early adopted the new guidance effective June 30, 2019, as further disclosed in Note 16 to these financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) (“ASU 2018-02”), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent United States federal tax reforms to retained earnings. The guidance also requires entities to disclose their accounting policies with regards to the treatment of stranded tax effects not related to the Tax Cuts and Jobs Act. It allows entities to elect either a “security-by-security” approach or a “portfolio approach” to recognize the stranded tax effects from a valuation allowance release. Under the security-by-security approach, an entity will recognize the stranded tax effects associated with individual securities as it disposes of each security. Under the portfolio approach, an entity will recognize the stranded tax effects associated with a portfolio of securities when it has disposed of all securities within that portfolio. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We adopted the new guidance effective July 1, 2019 with no material impact on our consolidated financial statements or disclosures. We elected the portfolio approach to recognize the stranded tax effects from our valuation allowance release.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 provides changes to clarify or improve existing guidance. This guidance is effective upon issuance. We adopted the new guidance effective March 31, 2020 with no impact on our consolidated financial statements or disclosures.

Recent Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this change will have on our consolidated financial statements and disclosures.

In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). Among other things, ASU 2019-10 provides that ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact that ASU 2019-12 will have on our consolidated financial statements and disclosures.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.            Investments

Fixed-Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed-maturity and equity securities:

June 30, 2020	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock and common stock options	$6,746	$203	$(2,460)	$4,489
Preferred stock	2,883	-	-	2,883
Total equity securities	$9,629	$203	$(2,460)	$7,372

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$26,594	$455	$(5,620)	$21,429
Total fixed-maturity securities	$26,594	$455	$(5,620)	$21,429

June 30, 2019	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock	$5,706	$-	$(1,185)	$4,521
Common stock warrants	288	-	(287)	1
Preferred stock	2,883	-	-	2,883
Total equity securities	$8,877	$-	$(1,472)	$7,405

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$25,761	$-	$(5,368)	$20,393
Total fixed-maturity securities	$25,761	$-	$(5,368)	$20,393

We reported $785,000 and $1,785,000 of unrealized loss on equity securities, net in the fiscal years ended June 30, 2020 and 2019, respectively, within our consolidated statement of operations. Additionally, we reported $2,252,000 and $467,000 of realized gain on the sale of debt and equity securities in the fiscal years ended June 30, 2020 and 2019, respectively, within our consolidated statement of operations.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Fixed-Maturity Securities Available-for-Sale

The amortized cost and fair values of fixed-maturity securities available for sale as of June 30, 2020 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed Maturity Securities
	Amortized Cost	Fair Value
	(Amounts in thousands)
Due after one year through three years	$18,512	$14,269
Due after three years through five years	-	-
Due after five years through 10 years	8,082	7,160
Total fixed-maturity securities	$26,594	$21,429

4.            Mortgage and Commercial Loans Receivable

We had $5,573,000 of loan assets as of June 30, 2020, of which $1,695,000 are mortgage loans secured by real property in certain markets throughout the United States, and the remaining balance was comprised of loans to MCA originators. A summary of mortgage loan activity for the fiscal year ended June 30, 2020 is as follows:

	Principal	Deferred Fees/	Accrued	Carrying
Mortgage Loans Receivable	Balance	Prepaid Interest	Interest	Value
	(Amounts in thousands)
Balance at July 1, 2018	$3,005	$-	$-	$3,005
Additions during the period:
New mortgage loans	4,110	(84)	3	4,029
Deductions during the period:
Collections of principal	(2,920)	-	-	(2,920)
Balance at July 1, 2019	$4,195	$(84)	$3	$4,114
Additions during the period:
Fundings of mortgage loans	75	-	-	75
Additions to deferred fees	-	(95)	-	(95)
Amortization of deferred fees	-	93	-	93
Interest due at maturity	-	-	40	40
Deductions during the period:
Collections of principal	(2,532)	-	-	(2,532)
Balance at June 30, 2020	$1,738	$(86)	$43	$1,695

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of loan activity to MCA originators for the period is as follows (amounts in thousands):

Other Loans Receivable
Balance at July 1, 2018	$-
Additions during the period:
Borrowings	5,623
Deductions during the period:
Collections of principal	(2,873)
Balance at July 1, 2019	$2,750
Additions during the period:
Borrowings	2,750
Deductions during the period:
Collections of principal	(1,622)
Balance at June 30, 2020	$3,878

Loans reported under “Other Loans Receivable” have two-year, interest-only terms, bearing interest at 17.0% per annum, and are to a single MCA originator. The borrower may pay down principal without incurring a prepayment penalty and paid down $1,622,000 of principal during the fiscal year ended June 30, 2020.

5.            Advances Receivable, net

Total advances receivable, net, as of June 30, 2020, consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value
	(Amounts in thousands)
Merchant cash advances	$1,919	$-	$(124)	$1,795
Aviation advances	10,000	(359)	-	9,641
Advances receivable, net	$11,919	$(359)	$(124)	$11,436

Total advances receivable, net, as of June 30, 2019, consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value
	(Amounts in thousands)
Merchant cash advances	$7,434	$-	$(736)	$6,698
Aviation advances	2,750	(59)	-	2,691
Advances receivable, net	$10,184	$(59)	$(736)	$9,389

As of June 30, 2020, 100% of MCAs in which we hold a participation interest were originated through three MCA originators. As of June 30, 2019, 97% of MCAs in which we hold a participation interest were originated through a single originator.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for MCA credit losses are as follows (amounts in thousands):

Allowance for credit losses, July 1, 2018	$-
Provision for credit losses	1,605
Receivables charged off	(869)
Allowance for credit losses, July 1, 2019	$736
Provision for credit losses	849
Receivables charged off	(1,624)
Recoveries of receivables previously charged off	162
Effects of exchange rate differences	1
Allowance for credit losses, June 30, 2020	$124

During the fiscal years ended June 30, 2020 and 2019, we provided $17,474,000 and $4,750,000 of cash advances, respectively, to fund aircraft purchasers’ deposits to purchase aircraft in exchange for paying us a fee and a guaranty of the full repayment obligation from the principal of the third-party business. These deposits are typically outstanding for less than six months. The prepaid fees are netted against the principal balance, earned over the advance period, and are reported as part of MCA income within the statement of operations. During the fiscal year ended June 30, 2020, we collected $11,250,000 of these advances. Each quarter, we review the carrying value of this cash advance, and determine if an impairment reserve is necessary.

6.            Goodwill and Intangible Assets

As further described in Note 1 to these financial statements, the economic impact of the ongoing pandemic on the LMCS business and our decision to not provide additional resources to LMCS to fund MCAs through MCA originators in the future triggered the requirement for a quantitative impairment test of the goodwill and long-lived assets attributable to our LMCS business unit during the fourth quarter of our fiscal year ended June 30, 2020. As such, we conducted these impairment analyses and concluded that the goodwill, long-lived assets, and right-of-use lease assets attributable to our LMCS business unit were impaired as of June 30, 2020. Our right-of-use lease asset is discussed further in Note 16. Definite-lived intangible assets and goodwill as of June 30, 2020 and 2019 consisted of the following (amounts in thousands):

	Fiscal Year Ended June 30, 2020
	Remaining		Current Period	Less:
	Useful	Gross	Impairment	Accumulated
	Life	Value	Charge	Amortization	Total
Trade names	10 years	$180	$(25)	$(25)	$130
Non-competition agreements	1 year	790	(473)	(217)	100
Investor/Funder relationships	6 years	2,120	(64)	(416)	1,640
Definite lived intangible assets		$3,090	$(562)	$(658)	$1,870

Goodwill		$1,260	$(780)	$-	$480

	Fiscal Year Ended June 30, 2019
		Current Period	Less:
	Gross	Impairment	Accumulated
	Value	Charge	Amortization	Total
Trade names	$180	$-	$(7)	$173
Non-competition agreements	790	-	(59)	731
Investor/Funder relationships	2,120	-	(114)	2,006
Definite lived intangible assets	$3,090	$-	$(180)	$2,910

Goodwill	$1,260	$-	$-	$1,260

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A non-cash impairment charge was recorded as reflected in the table above as of June 30, 2020. Offsetting this non-cash impairment charge, we also reduced the estimated fair value of contingent consideration payable to Old LuxeMark in the form of cash and warrants by $3,090,000 to zero during our fiscal year ended June 30, 2020. If the pandemic’s economic impact becomes more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, we may realize further charges for impairments of long-lived assets and goodwill.

At June 30, 2020, amortization of definite-lived intangibles for the next five years is expected to be as follows (amounts in thousands):

Fiscal Year Ending June 30	Amount
2021	386

2022	287

2023	286

2024	286

2025	286

Thereafter	339

7.            Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2020	June 30, 2019
	(Amounts in thousands)
Accounts payable, trade	$294	$221
Lease liability - current	225	153
Dividends payable, short-term portion	53	1
Unrecognized income from research and development tax credits	35	35
Accrued compensation	29	56
Other accrued expenses	167	194
Total accounts payable and accrued expenses	$803	$660

8.            Term Loan

In fiscal year 2019, we entered into an 18-month, $1,600,000 term loan with a commercial bank to finance part of a land purchase for the purpose of entitling and reselling the land. The term loan had a 5.25% interest rate with interest-only payments due monthly and was fully repaid during the fiscal year ended June 30, 2020. As of June 30, 2020, we have capitalized $57,000 of interest from this loan as part of the land cost.

9.            Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2000.

The domestic and foreign components of income from continuing operations before income taxes are as follows (amounts in thousands):

	Fiscal Year Ended June 30,
	2020	2019
United States	$7,151	$750
Foreign	(152)	(160)
Income from operations	$6,999	$590

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the (benefit) provision for income taxes are as follows (amounts in thousands):

	Fiscal Year Ended June 30,
	2020	2019
Current:
Federal	$-	$(19)
State	651	34
Foreign	-	-
Total current	$651	$15

Deferred
Federal	$(6,409)	$6
State	(272)	19
Foreign	-	-
Total deferred	$(6,681)	$25

Total	$(6,030)	$40

A reconciliation of the income tax (benefit) expense computed using the federal statutory income tax rate to our (benefit) provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2020	2019
	(Amounts in thousands)
Provision at federal statutory rate	$1,470	$124
Change in valuation allowance	(8,738)	(1,709)
Permanent differences	1	3
Net operating loss expiration and adjustment	521	2,284
Change in state tax rates	291	(244)
Change in uncertain tax positions	131	6
Foreign rate differential	(15)	(16)
State and foreign tax expense	419	77
(Income) loss attributable to non-controlling interest	(178)	28
Other	68	(513)
(Benefit) provision for income taxes	$(6,030)	$40

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our deferred tax assets were comprised of the following:

	June 30,
	2020	2019
	(Amounts in thousands)
Deferred tax assets related to:
U. S. and foreign net operating loss carryforwards	$14,388	$16,017
Accrued compensation	1,222	1,262
Unrealized gain/loss on investments	1,751	1,828
Partnership investment	-	237
U. S. credit carryforwards	751	1,225
Stock compensation	919	190
Acquisition costs	62	75
Other	85	76
Deferred tax assets	19,178	20,910
Valuation allowance	(11,697)	(20,435)
Total deferred tax assets	$7,481	$475

Deferred tax liabilities related to:
Partnership investment	$151	$-
Bond interest accretion	698	-
Deferred tax liabilities	849	-
Total deferred tax liabilities	$849	$-

Deferred income taxes (net)	$6,632	$475

As of June 30, 2020, we had U.S. federal net operating losses (“NOLs”) of approximately $51,438,000 for income tax purposes, of which none expire in fiscal year 2020, and the remainder expire at various dates through fiscal year 2037. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these NOLs. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2020. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. See section below entitled “Tax Asset Preservation Plan” for details regarding steps we have taken to protect the value of our NOLs.

As of June 30, 2020, we had state NOLs of $22,856,000 and foreign NOLs of $8,258,000. The state NOLs expire according to the rules of each state and expiration will occur between fiscal year 2020 and fiscal year 2035. As of June 30, 2020, the foreign NOLs can be carried forward indefinitely, although some countries do restrict the amount of NOL that can be used in a given tax year.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have evaluated our ability to generate future taxable income in all jurisdictions that would allow us to realize the benefit associated with these NOLs. Based on our best estimate of future taxable income, we do not expect to fully realize the benefit of these NOLs. We expect a significant amount of the U.S. NOLs to expire without utilization, resulting in a valuation allowance in the United States on this portion of the NOLs. We do not expect to realize the benefits of our NOLs in other international jurisdictions due to cumulative accounting losses, our long history of taxable losses, and our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business. We continue to maintain a full valuation allowance on NOLs in these other international jurisdictions.

We have a research and development credit carryforward for federal purposes of $751,000, which has a carryforward period of 20 years, and which will expire in fiscal years 2023 through 2026. We do not expect that the Company will be able to realize the benefit of the research and development credit carryforwards expiring in fiscal years 2023 and 2024, so the Company maintains a valuation allowance on this portion of the research and development credit carryforwards. We also have a $950,000 federal Alternative Minimum Tax (“AMT”) credit carryforward which became refundable under the TCJA. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allowed us to claim the remaining AMT credit as a refund during the fiscal year ended June 30, 2020. Of the $950,000 AMT credit carryforward from June 30, 2019, $475,000 had been received as of June 30, 2020, and the remainder was reported in other current assets on the accompanying consolidated balance sheet.

We have reassessed our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. We no longer have the intent and ability to reinvest all undistributed earnings in the business of our wholly owned foreign subsidiary. As of June 30, 2020, our German subsidiary is our only remaining controlled foreign corporation. Germany holds an insignificant amount of cash that could be brought back to the U. S. Additionally, the German subsidiary is in a net accumulated deficit position. As a result, any remaining impact on income taxes – for example, state taxes, withholding taxes, or foreign exchange differences – would be immaterial.

The valuation allowance for deferred tax assets as of June 30, 2020 was $11,697,000, an $8,738,000 decrease from the June 30, 2019 balance of $20,435,000. This change consisted of a $8,689,000 decrease due to the release of a significant portion of the U. S. valuation allowance during the fiscal year ended June 30, 2020 and a $49,000 decrease due to the change in the balance of fully valued German deferred taxes.

Deferred Tax Assets and Related Valuation Allowances

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including trends in operating income or losses, currently available information about future tax years, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback tax years if carryback is permitted under the tax law, and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2020, we have released the valuation allowance on our U. S. deferred tax assets, with the exception of certain federal and state NOLs and credits expected to expire before usage. We continue to maintain a full valuation allowance on our German deferred tax asset.

Unrecognized tax benefits

A reconciliation of the beginning and ending amount of our unrecognized tax benefits for the fiscal years ended June 30, 2020 and 2019 is as follows (amounts in thousands):

Balance at July 1, 2018	$251
Activity for year ended June 30, 2019	-
Balance at June 30, 2019	251
Increase related to tax positions - Current year	121
Balance at June 30, 2020	$372

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of gross tax-effected unrecognized tax benefits as of June 30, 2020 was approximately $372,000, of which approximately $316,000, if recognized, would affect the effective tax rate. During the fiscal year ended June 30, 2020, we recognized approximately $10,000 of interest. We had approximately $43,000 and $33,000 of accrued interest at June 30, 2020 and 2019, respectively. We had no accrued penalties as of either June 30, 2020 or 2019. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. We believe that the amount of uncertainty in income taxes will not change by a significant amount within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2000.

Tax Asset Preservation Plan

At our 2016 Annual Meeting of Stockholders held on October 26, 2016, our stockholders adopted a formal amendment to our certificate of incorporation (the “Protective Amendment”) to deter any person acquiring 4.9% or more of the outstanding common stock without the approval of our Board in order to protect the value of our NOLs. The Protective Amendment was extended by our stockholders at both our 2017 and 2018 Annual Meeting of Stockholders, and will expire on the earliest of (i) the Board of Directors’ determination that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs because of the amendment or repeal of Section 382 or any successor statute, (ii) the close of business on the first day of any taxable year of CCUR Holdings to which the Board of Directors determines that none of our NOLs may be carried forward, (iii) such date as the Board of Directors otherwise determines that the Protective Amendment is no longer necessary for the preservation of the Company’s NOLs, and (iv) the date of our Annual Meeting of Stockholders to be held during calendar year 2020.

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

CARES Act

On March 27, 2020, the CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code (“IRC”). The corporate income tax provisions of the CARES Act include allowing the carryback of NOLs generated in recent tax years, temporary removal of the 80% NOL usage limitation put in place under the TCJA, temporary favorable adjustments to the business interest expense limitation calculated under IRC Section 163(j), and the acceleration of refundable AMT credits.

We believe that the corporate income tax provisions of the CARES Act will not have a materially beneficial impact on the Company. Due to our history of losses , there is no potential for the carryback of NOLs. The temporary removal of the 80% income limitation on NOL usage has no impact, as we have substantial NOLs generated in years prior to the enactment of the TCJA not subject to this 80% limitation. We also do not have any interest expense disallowed under IRC Section 163(j) that would be impacted by the CARES Act. The only provision of note is the election to treat remaining AMT credits available as fully refundable as of the 2018 tax year. As of June 30, 2020, we have made use of this election in order to claim all remaining refundable AMT credits.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.            Stock-Based Compensation

We have a stock incentive plan providing for the grant of stock-based awards to employees and directors. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Amended and Restated 2011 Stock Incentive Plan (the “Stock Plan”). Under the Stock Plan, the Compensation Committee may award stock options and shares of common stock on a restricted basis. The Stock Plan also specifically provides for stock appreciation rights (“SARs”) and authorizes the Compensation Committee to provide, either at the time of the grant of an award under the Stock Plan or otherwise, that such award may be cashed out upon terms and conditions to be determined by the Compensation Committee or the Board of Directors.

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant. We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. As of June 30, 2020, there were 692,193 shares available for future grant under the Stock Plan.

During the fiscal years ended June 30, 2020 and 2019, we recorded $411,000 and $231,000, respectively, of stock-based compensation expense to selling, general, and administrative expense. Our stock-based compensation expense results from the issuance of stock options and restricted stock to employees and board members during the current and prior years, for which expense is recognized over the respective vesting periods of the granted stock and options.

Restricted Stock Awards

A summary of our restricted stock activity for the fiscal year ended June 30, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2019	167,500	$4.15
Granted	100,026	4.90
Vested	(58,336)	4.13
Forfeited	(5,000)	5.42
Non-vested at June 30, 2020	204,190	$4.41

During the fiscal year ended June 30, 2020, the Company granted 15,000 restricted stock awards to non-employee directors and 85,026 restricted stock awards to employees, all vesting over three years. The 85,026 restricted stock awards to employees were granted in settlement of 2019 bonuses based on the Company’s net asset value as of December 31, 2019 under the Company’s 2019 bonus plan. The share-based compensation expense attributable to these awards is being recorded over the requisite service period starting with the service inception date and ending on the final vest date. Total remaining compensation cost of restricted stock awards issued but not yet vested as of June 30, 2020 is $527,000, which is expected to be recognized over the weighted-average period of 2.31 years.

Stock Options

As of June 30, 2020, we had 15,000 stock options outstanding, of which 10,000 options had vested and were exercisable, at a weighted-average exercise price of $5.42, with a weighted-average remaining contractual term of 7.64 years.

Options outstanding and exercisable had no intrinsic value at June 30, 2020 and 2019. Total remaining compensation cost of stock options granted, but not yet vested, at June 30, 2020 is $3,000, which is expected to be recognized over the weighted-average remaining period of 0.63 years. We generally issue new shares to satisfy option exercises. During the fiscal years ended June 30, 2020 and 2019, there were no grants, forfeitures, or exercises of stock options.

11.            Stock Repurchase Plan

On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. In February 2019 we completed the purchase of the authorized one million shares, and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date. No purchases were made under this program during the three months ended June 30, 2020. At June 30, 2020, there were 364,298 shares available for repurchase under the program.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.            Pensions and Other Postretirement Benefits

Defined-Benefit Plans

As of June 30, 2020, we maintained Pension Plans covering former employees in Germany. The measurement dates used to determine fiscal years’ 2020 and 2019 benefit information for the Pension Plans were June 30, 2020 and 2019, respectively. The Pension Plans have been closed to new employees since 1998 and no existing employees are eligible to participate, as all eligible participants are no longer employed by us.

A reconciliation of the changes in the Pension Plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2020, and a statement of the funded status at June 30, 2020 and 2019, respectively, for the Pension Plans, is as follows:

Obligations and Funded Status

	June 30,
	2020	2019
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,702	$4,581
Interest cost	30	60
Actuarial (gain) loss	(79)	432
Foreign currency exchange rate change	(60)	(123)
Benefits paid	(241)	(248)
Benefit obligation at end of year	$4,352	$4,702

Change in plan assets:
Fair value of plan assets at beginning of year	$560	$809
Actual return on plan assets	6	1
Employer contributions	21	13
Benefits paid	(235)	(242)
Foreign currency exchange rate change	(10)	(21)
Fair value of plan assets at end of year	$342	$560
Funded status at end of year	$(4,010)	$(4,142)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2020	2019
	(Amounts in thousands)
Other accrued expenses (1)	$(5)	$(6)
Pension liability - long-term liabilities	(4,005)	(4,136)
Total pension liability	$(4,010)	$(4,142)

Accumulated other comprehensive loss	$(1,517)	$(1,707)

(1) Included in line item accounts payable and accrued expenses

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Not Yet Recognized as a Component of Net Periodic Pension Cost:

	June 30,
	2020	2019
	(Amounts in thousands)
Unrecognized actuarial losses	$1,517	$1,707
	$1,517	$1,707

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets:

	June 30,
	2020	2019
	(Amounts in thousands)
Projected benefit obligation	$4,352	$4,702
Accumulated benefit obligation	4,352	4,702
Fair value of plan assets	342	560

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (amounts in thousands):

	Fiscal Year Ended June 30,
	2020	2019
Net Periodic Benefit Cost
Interest cost	$30	$60
Expected return on plan assets	(5)	(5)
Recognized actuarial loss	89	64
Net periodic benefit cost	$114	$119

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate that $83,000 of the net loss for the Pension Plans will be amortized from accumulated other comprehensive income into net period benefit cost in fiscal year 2021.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2020	2019
Discount rate	0.86%	0.67%
Expected return on plan assets	3.00%	3.00%
Compensation increase rate	0.00%	0.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Fiscal Year Ended June 30,
	2020	2019
Discount rate	0.67%	1.37%
Expected return on plan assets	3.00%	2.00%
Compensation increase rate	0.00%	0.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the Pension Plans’ assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2020:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2020
	(Amounts in thousands)
Asset Category:
Cash and cash equivalents	$46	$-	$-	$46	13.5%
Cash surrender value insurance contracts	-	296	-	296	86.5%
Totals	$46	$296	$-	$342	100.0%

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, by level within the fair value hierarchy, a summary of the Pension Plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2019:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2019
	(Amounts in thousands)
Asset Category:
Cash and cash equivalents	$32	$-	$-	$32	5.7%
Cash surrender value insurance contracts	-	528	-	528	94.3%
Totals	$32	$528	$-	$560	100.0%

Pension assets utilizing Level 1 inputs include cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Level 2 assets include cash surrender life insurance contracts, which were valued based on contractually stated settlement value. In estimating the expected return on plan assets, we consider past performance and future expectations for the fund. The assets of the Pension Plans are heavily weighted toward investments that yield consistent, dependable income streams.

Our investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The long-term primary objectives for our pension assets are to (i) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk, in order to protect the assets from erosion of purchasing power, (ii) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return, and (iii) match the duration of the liabilities and assets of the plans to reduce the potential risk of large employer contributions being necessary in the future.

Contributions

We expect to contribute $6,000 to the Pension Plans in fiscal year 2021.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

Expected benefit payments, which reflect expected future service, during the next ten fiscal years ending June 30, are as follows (amounts in thousands):

Pension
Benefits
2021	$244
2022	241
2023	238
2024	238
2025	243
2026 - 2030	1,147

13.            Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income by component, net of taxes, for the fiscal year ended June 30, 2020:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Loss on Investments	Total
	(Amounts in thousands)
Balance at June 30, 2019	$(1,707)	$496	$(5,368)	$(6,579)
Other comprehensive income	167	50	203	420
Effect of deferred taxes on unrealized losses	-	-	(47)	(47)
Effect of exchange rates on the pension plans	23	(23)	-	-
Net current period other comprehensive income	190	27	156	373
Balance at June 30, 2020	$(1,517)	$523	$(5,212)	$(6,206)

14.            Acquisition

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

The acquisition was accounted for as a business combination. Accordingly, the tangible and identifiable intangible assets acquired, and liabilities assumed, were recorded at their estimated fair value as of the date of acquisition, with the residual purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to establishing market presence in the MCA sector. The goodwill is deductible for income tax purposes, as the transaction was an asset acquisition for income tax purposes. Acquisition costs of $300,000 were expensed in the period incurred and are included in acquisition-related costs as selling, general, and administrative expenses in the accompanying consolidated statement of operations.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Purchase Agreement requires the Company to pay to Old LuxeMark four earnout payments of up to $1,000,000 each if fully earned through the achievement of agreed-upon distributable net income (“DNI”) thresholds. The earnout payments are calculated based on DNI for each of the calendar years ending on December 31, 2019, 2020, 2021, and 2022. The Company utilized a Monte Carlo simulation technique to value performance-based contingent consideration, the same methodology used to determine the number of performance-based warrants that are expected to vest, the vesting of which is tied to the same performance-based DNI benchmarks as the contingent consideration. This analysis resulted in $2,360,000 of contingent consideration as of the acquisition date. During the fourth quarter of our fiscal year 2019, we recorded a $730,000 increase in the contingent consideration liability through our statement of operations, based on updated estimates of projected DNI. As of June 30, 2019, $750,000 of the contingent consideration accrual was reported as a current liability, with the remaining $2,340,000 reported as a non-current liability.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-
		Average
	Fair Value	Amortization Period (Years)
Trade name	$180	10.0
Non-competition agreements	790	5.0
Investor/funder relationships	2,120	7.0
Total	$3,090	6.7

15.           Segments

We operate in two segments: (i) “MCA Operations,” conducted primarily through LMCS, and (ii) “Real Estate Operations,” conducted primarily through Recur.

Our President and Chief Operating Officer (“COO”) is our chief operating decision maker (the “CODM”). Our CODM uses revenue and operating income to evaluate the profitability of our operating segments; all other financial information is reviewed by the CODM on a consolidated basis. Segment operating contribution reflects segment revenue, less operating expenses that are directly attributable to the operating segment, not including corporate and unallocated expenses. All of our principal operations and assets are located in the United States.

Segment operating results are as follows (amounts in thousands):

	Fiscal Year Ended June 30,
	2020	2019
Segment revenue:
MCA advance income	$3,240	$1,694
Syndication fees	1,288	693
Interest on loans to MCA originators	887	117
Other MCA revenue	154	93
MCA operations revenues	5,569	2,597
Real estate operations revenues	304	859
Consolidated revenues	5,873	3,456

Segment operating expenses:
Selling, general and administrative	1,091	562
Impairment of goodwill and long-lived assets	1,395	-
Change in fair value of contingent consideration	(3,090)	730
Amortization of purchased intangibles	479	180
Provision for credit losses on advances	849	1,095
MCA operations	724	2,567
Real estate operations	-	-
Add:
Corporate expenses	6,640	3,646
Consolidated operating expenses	7,364	6,213

Segment operating income (loss):
MCA operations	4,845	30
Real estate operations	304	859
Add:
Corporate	(6,640)	(3,646)
Consolidated operating income (loss)	$(1,491)	$(2,757)

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment assets as of June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
	(Amounts in thousands)
Segment Assets
MCA	$19,287	$18,277
Real estate	9,275	7,379
Add:
Corporate assets	48,065	47,190
Corporate intercompany loan to LMCS	(6,777)	(10,372)
Total consolidated assets	$69,850	$62,474

16.           Leases

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

	Fiscal Year Ended June 30,
	2020	2019
Operating lease cost	$236	$56

Gross sublease income	143	33
Operating cash flows from operating leases	(93)	(23)

Operating lease cost is reported as part of selling, general, and administrative expenses on the consolidated statement of operations. Sublease income is reported as a reduction of selling, general, and administrative expenses on the consolidated statement of operations. Operating cash flows from leases are reported as part of net income (loss) on the consolidated statement of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities are reported as part of other long-term assets on the consolidated balance sheet. The short-term portions of the operating lease liabilities are reported as part of accounts payable and accrued expenses on the consolidated balance sheet. The long-term portions of the operating lease liabilities are reported as part of other long-term liabilities on the consolidated balance sheet. The weighted-average remaining lease term for operating leases as of June 30, 2020 is 44 months. The weighted-average annual discount rate used for operating leases as of June 30, 2020 is 7.4%.

At June 30, 2020, lease payments for operating leases for the next five years are as follows (amounts in thousands):

Fiscal Year Ending June 30	Amount
2021	250
2022	258
2023	123
2024	79
2025	81

The total lease liability on the balance sheet as of June 30, 2020 is $777,000. Total unrecognized expected interest expense related to leases is $84,000. During the fourth quarter of our fiscal year 2020, we determined that the right of use asset attributable to our LMCS business unit was impaired. As such, we recorded a $53,000 non-cash impairment charge to impairment of goodwill and long-lived assets on the accompanying statements of operations. See Note 6.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.          Commitments and Contingencies and Related Party Transactions

Commitments and Contingencies

Severance Arrangements

Pursuant to the terms of the employment agreements with our President and COO and our Chief Financial Officer (“CFO”), employment may be terminated either by the respective employee or by the Company at any time. In the event an agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, the terminated employee will receive severance compensation for a period from six to 12 months, depending on the employee, and bonus severance. Additionally, if terminated, our President and COO and our CFO will continue to receive the employer portion of health coverage during their severance period. At June 30, 2020, the maximum contingent liability under these agreements was $405,000 in the aggregate.

Inadvertent Investment Company

We do not believe that we are engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in the business of investing, reinvesting, or trading in securities. However, with the assistance of the Asset Manager, we hold excess liquid resources in marketable securities to preserve resources needed to acquire operating businesses or assets and fund our finance and real estate activities. The Board of Directors and management monitor the Company’s status relative to the inadvertent investment company test under the Investment Company Act of 1940 (the “ICA”) and believe that the Company is not, currently or as of June 30, 2020, an inadvertent investment company based on the assets test under Section 3(a)(1)(C) of the ICA.

If we were deemed to be an inadvertent investment company and determined to or were required to become a registered investment company, we would be subject to burdensome and costly compliance requirements and restrictions that would limit our activities, including limitations on our capital structure, additional corporate governance requirements, and other limitations on our ability to transact business as currently conducted. We do not believe that it would be practical or feasible for a company of our size, management, and financial resources to operate as a registered investment company. To avoid being deemed an inadvertent investment company or becoming a registered investment company, we may decide or be required to sell certain of our investments on disadvantageous terms, hold a greater proportion of our investments in marketable securities in U.S. government securities or cash equivalents that have a lower rate of return than other investment securities, or make other material modifications to our business operations and strategy, any or all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Related Party Transactions

Management Agreement

In February 2019, the Company entered into a management agreement with CIDM LLC (the “Prior Asset Manager”) under which CIDM LLC provides consulting services and advice to the Board of Directors and the Company’s management regarding asset allocation and acquisition strategy. During our fiscal year 2020, the management agreement was assigned to CIDM II, LLC (“CIDM II”, or the “Asset Manager”). CIDM II exclusively manages the Company’s portfolio of publicly traded investments and, subject to the terms of the management agreement and the guidelines set forth therein, maintains investment authority over such portfolio, in order to better position the Company to increase its return on assets. CIDM II is an affiliate of the Company’s largest stockholder, JDS1, LLC.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the management agreement the Company pays the asset manager both (i) an asset management fee on a quarterly basis, based upon the total assets of the Company, and (ii) an annual performance fee, based upon calendar year asset growth. Both the management fee and performance fee are settled through the issuance of cash-settled SARs with a base price of $0.01 per share.

On June 4, 2020, the Company entered into an “Omnibus Amendment Regarding the Management Agreement and SARs Agreements” (the “Omnibus Amendment”) by and among the Company, the Asset Manager and the Prior Asset Manager amending certain terms of the original management agreement, dated as of February 14, 2019, by and between the Company and the Prior Asset Manager, including the form of SARs agreement (the “Form of SARs Agreement”), and the SARs agreements entered into pursuant to the Management Agreements between the Company and the Prior Manager (the “Prior SARs Agreements”). Pursuant to the Management Agreement, the Asset Manager, among other things, (i) provides the Company with advisory services with respect to the management and allocation of the assets of the Company and its subsidiaries, and (ii) exercises discretionary management authority over the Company’s trading portfolio of publicly traded securities.

The Omnibus Amendment amended the terms of the Management Agreement to provide that:

(i)	the Management Fee (as defined in the Management Agreement) due to the Asset Manager shall continue to be payable via a grant of SARs for services rendered through the quarter ending June 30, 2020. Thereafter, the Management Fee shall be payable in cash. The Performance Fee (as defined in the Management Agreement) shall continue to be payable in SARs;

(ii)	the cash value of a SAR grant for the purpose of determining the amount by which it reduces the fees payable under the Management Agreement shall equal $3.50 per SAR; and;

(iii)	the value of the assets on which the Management Fee and Performance Fee are based shall be adjusted to exclude any deferred tax assets of the Company.

The Omnibus Amendment also affects the assignment of the Prior SARs Agreements from the Prior Manager to the Asset Manager and amends the Prior SARs Agreements and the Form of SARs Agreement, pursuant to which SARs will be granted to the Asset Manager in the future, in each case, to provide that SARs granted thereunder are exercisable as of the date of grant, subject to any restrictions in the applicable agreement.

Prior to this Omnibus Amendment, the Company granted 797,446 SARs, to be settled in cash, to the Prior Manager, as compensation for the Management Fee and the calendar year 2019 Performance Fee, with a base price of $0.01 per share, that were earnable upon completion of both service and performance conditions. The service condition was completed each quarter as the asset management services were provided, and annually upon calculation of the Performance Fee. The vesting performance condition required the Company to undergo a qualifying change of control before the SARs are exercisable by the Prior Asset Manager. As such, because a qualifying change of control had neither occurred nor become probable before the Omnibus Amendment, the Company did not record expense attributable to the granted SARs.

The Omnibus Amendment modified the granted SARs’ and future SAR grants’ vesting criteria by removing the performance condition of a qualifying change of control so that SARs are exercisable upon grant. With this modification, the Company recorded $2,552,000 of compensation expense during the fourth quarter of our fiscal year 2020 attributable to SARs for which vesting was previously subject to a qualifying change of control. Additionally, the Company recorded $289,000 of expense for the 90,310 cash settled SARs that it expects to grant to the Asset Manager during the first quarter of fiscal year 2021 as compensation for the Management Fee during the fourth quarter of our fiscal year 2020. These amounts are accrued as management fee payable on our consolidated balance sheet as of June 30, 2020. SAR expense is calculated based upon the closing price of the Company’s stock on the last day of the reporting period.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Fees Paid to the Asset Manager

In addition to the SARs-settled Management and Performance Fees, the Company provides the Asset Manager with $50,000 per quarter for the purpose of expense reimbursements. As part of the Amendment, the Company also paid $399,000 in cash to the Asset Manager as a one-time fee based upon the number of SARs issued to the Asset Manager as of our February 24, 2020 dividend record date, multiplied by the $0.50 per share one-time dividend declared in February 2020 and paid in March 2020.

18.          Subsequent Events

On July 17, 2020, LMCS, a majority-owned subsidiary of the Company that operates as a business unit within our MCA segment, entered into a series of transactions resulting in the recapitalization of LMCS. The transactions included an amendment to the operating agreement of LMCS that reduced our ownership from 80% to 51% of LMCS and the grant by the Company to LMCS’s non-controlling member of a right to purchase the Company’s remaining equity interests in LMCS upon the occurrence of certain conditions, including, without limitation, the repayment of an intercompany note from the Company to LMCS. The transactions also included (i) the waiver of LMCS’s obligations to pay contingent consideration to the non-controlling member, (ii) the termination of certain warrants to purchase the Company’s capital stock held by certain affiliates of the non-controlling member, (iii) the assignment of certain contractual rights of LMCS to the non-controlling member, and (iv) the amendment of an intercompany note from the Company to LMCS. All conditions required for the non-controlling member to have the right to repurchase LMCS have been met as of the filing date of this report, with the exception of the repayment of the intercompany note.

SCHEDULE IV

CCUR HOLDINGS, INC.

MORTGAGE LOANS ON REAL ESTATE

Description	Property Type	Contractual Interest Rate	Maturity Date	Periodic Payment	Face Amount	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
					(Amounts in thousands)
First Mortgages:
Loan A	Commercial Manufacturing	12.0%	5/30/22	Interest Only, Balloon Final	1,000	970	-
Loan B	Residential Predevelopment	10.0%	10/21/21	Milestone	738	725	-
Total Loans					$1,738	$1,695	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCUR HOLDINGS, INC.
(Registrant)

By:	/s/ Warren Sutherland
Warren Sutherland
Principal Executive Officer and Chief Financial Officer

Date: September 15, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 15, 2020.

NAME	TITLE

/s/ Warren Sutherland	Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)
Warren Sutherland

/s/ David Nicol	Director
David Nicol

/s/ Robert Pons	Director
Robert Pons

/s/ Steven G. Singer	Chairman of the Board
Steven G. Singer