Form 10-Q
period 2020-09-30
CCUR Holdings, Inc.
filed 2020-11-10
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-37706

CCUR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2735766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☐         No ☒

Number of shares of the Company’s common stock, par value $0.01 per share, outstanding as of November 6, 2020 was 8,972,524.

CCUR Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2020

Part I - Financial Information

Item 1.  Financial Statements

CCUR Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and par value data)

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,285	$9,336
Equity securities, fair value	7,754	7,372
Fixed maturity securities, available-for-sale, fair value	14,784	21,429
Current maturities of mortgage and commercial loans receivable	4,285	3,878
Advances receivable, net	9,866	11,436
Prepaid expenses and other current assets	1,148	1,204
Total current assets	56,122	54,655

Land investment	3,596	3,568
Deferred income taxes, net	6,646	6,632
Mortgage and commercial loans receivable, net of current maturities	101	1,695
Definite-lived intangibles, net	1,773	1,870
Goodwill	480	480
Other long-term assets, net	1,103	950
Total assets	$69,821	$69,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$898	$803
Management fee payable	3,059	2,841
Total current liabilities	3,957	3,644

Long-term liabilities:
Pension liability	4,192	4,005
Other long-term liabilities	844	912
Total liabilities	8,993	8,561

Commitments and contingencies (Note 14)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,797,671 issued and outstanding at September 30, 2020, and June 30, 2020	88	88
Capital in excess of par value	209,283	209,223
Non-controlling interest	1,224	1,261
Accumulated deficit	(142,674)	(143,077)
Accumulated other comprehensive loss	(7,093)	(6,206)
Total stockholders' equity	60,828	61,289
Total liabilities, non-controlling interest, and stockholders' equity	$69,821	$69,850

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019
Revenues:
Merchant cash advance fees and other revenue	$668	$1,448
Interest on mortgage and commercial loans	242	283
Total revenues	910	1,731
Operating expenses:
Selling, general, and administrative	1,085	1,334
Amortization of purchased intangibles	97	120
Change in fair value of contingent consideration	-	10
Provision for credit losses on advances	52	216
Total operating expenses	1,234	1,680
Operating (loss) income	(324)	51

Other interest income	1,360	2,137
Realized gain on investments, net	532	1,076
Unrealized (loss) gain on equity securities, net	(1,045)	469
Other income, net	75	1
Income before income taxes	598	3,734

Provision for income taxes	231	173

Net income	367	3,561

Less: Net loss (income) attributable to non-controlling interest	22	(155)
		.
Net income attributable to CCUR Holdings, Inc. stockholders	$389	$3,406
Earnings per share attributable to CCUR Holdings, Inc. stockholders:
Basic	$0.04	$0.39
Diluted	$0.04	$0.39

Weighted average shares outstanding - basic	8,797,671	8,756,156
Weighted average shares outstanding - diluted	8,856,691	8,809,572

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF COMPREHENSIVE (loss) INCOME (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2020	2019

Net income	$367	$3,561

Other comprehensive (loss) income:
Net unrealized loss on available for sale investments, net of tax	(728)	(171)
Foreign currency translation adjustment	(114)	98
Pension and post-retirement benefits	(45)	90
Other comprehensive (loss) income:	(887)	17

Comprehensive (loss) income	(520)	3,578

Comprehensive loss (income) attributable to non-controlling interest	22	(155)

Comprehensive (loss) income attributable to CCUR Holdings, Inc. stockholders	$(498)	$3,423

The accompanying notes are an integral part of the consolidated financial statements ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended September 30, 2020
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2020	8,797,671	$88	$209,223	$(143,077)	$(6,206)	$1,261	$61,289
Share-based compensation expense			126				126
Forfeitures of restricted stock			(66)				(66)
Dividends forfeited with restricted stock forfeitures				14			14
Distributions to non-controlling interest						(15)	(15)
Other comprehensive loss, net of taxes:
Net income (loss)				389		(22)	367
Unrealized loss on available-for-sale investments					(728)		(728)
Foreign currency translation adjustment					(114)		(114)
Pension plan					(45)		(45)
Total comprehensive loss							(520)
Balance at September 30, 2020	8,797,671	$88	$209,283	$(142,674)	$(7,093)	$1,224	$60,828

	Three Months Ended September 30, 2019
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2019	8,756,156	$87	$208,881	$(150,795)	$(6,579)	$762	$52,356
Share-based compensation expense			99				99
Other comprehensive income, net of taxes:
Net income				3,406		155	3,561
Unrealized loss on available-for-sale investments					(171)		(171)
Foreign currency translation adjustment					98		98
Pension plan					90		90
Total comprehensive income							3,578
Balance at September 30, 2019	8,756,156	$87	$208,980	$(147,389)	$(6,562)	$917	$56,033

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2020	2019

Cash flows provided by operating activities:
Net income	$367	$3,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	121
Share-based compensation	60	99
Provision for credit losses on advances	52	216
Deferred taxes	202	-
Non-cash accretion of interest income	(604)	(1,176)
Payment-in-kind interest income	(256)	(244)
Realized gain on investments, net	(532)	(1,076)
Unrealized gain (loss) on investments, net	1,045	(470)
Change in fair value of contingent consideration	-	10
Non-cash effect of exchange rates on FMV	17	-
(Increase) decrease in assets:
Prepaid expenses and other current assets	(271)	(564)
Other long-term assets	43	10
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	319	45
Pension and other long-term liabilities	(28)	5
Net cash provided by operating activities	516	537

Cash flows provided by investing activities:
Origination and fundings of mortgage and commercial loans receivable	(1,420)	(2,750)
Collections of mortgage and commercial loans receivable	2,634	769
Fundings of cash advances receivable	(4,700)	(6,189)
Collections of cash advances receivable	6,533	7,756
Proceeds from sale or maturity of securities	7,016	2,202
Purchases of securities	(1,357)	(1,385)
Other investing cash flows	(236)	(266)
Net cash provided by investing activities	8,470	137

Cash flows used in financing activities:
Member distributions	(15)	-
Net cash used in financing activities	(15)	-

Effect of exchange rates on cash and cash equivalents	(22)	10

Increase in cash and cash equivalents	8,949	684
Cash and cash equivalents - beginning of year	9,336	8,083
Cash and cash equivalents - end of period	$18,285	$8,767

Cash paid during the period for:
Interest	$-	$21
Income taxes, net of refunds	$51	$85

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

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. Following the disposition of our legacy operating businesses in calendar year 2017, we began identifying business alternatives to redeploy the proceeds of such divestitures. As of September 30, 2020, we had two existing operating segments: (i) merchant cash advances (“MCA”) and other financial services operations, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

As of September 30, 2020, we hold a 51% interest in LMCS, with the remaining 49% held by AZOKKB, LLC (formerly named LuxeMark Capital, LLC and herein referenced as “Old LuxeMark”). Through LMCS, we manage a network of MCA funders (“Funders”) and syndicate participants who provide those Funders with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to Funders, the proceeds of which are used by the Funders to fund MCAs. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting, and legal support to LMCS. On July 17, 2020, LMCS entered into a series of transactions resulting in its recapitalization. The transactions included an amendment to LMCS’ operating agreement that reduced our ownership from 80% to 51% of LMCS and the grant by us to LMCS’ non-controlling member of a right to purchase our remaining equity interests in LMCS upon the occurrence of certain conditions, including, without limitation, the repayment of an intercompany note from us to LMCS. The transactions also included (i) the waiver of LMCS’ obligations to pay contingent consideration to the non-controlling member, (ii) the termination of certain warrants to purchase our capital stock held by certain affiliates of the non-controlling member, (iii) the assignment of certain contractual rights of LMCS to the non-controlling member, and (iv) the amendment of an intercompany note from us to LMCS. All conditions required for the non-controlling member to have the right to repurchase LMCS have been met as of the filing date of this report, with the exception of the repayment of the intercompany note. We are reviewing our strategic options with respect to continued participation in the MCA industry.

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

The unaudited consolidated financial statements included herein have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of June 30, 2020 was derived from our audited consolidated financial statements. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 15, 2020.

We meet the SEC’s definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies. The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, except for those as described below.

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

We have the intent and ability to hold these loans to maturity or payoff, and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of September 30, 2020, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

Land Investment

Land investment assets are stated at acquired cost. Pre-acquisition and development costs are capitalized. Gains and losses resulting from the disposition of real estate are included in operations. As of September 30, 2020, all land held by the Company is considered to be held for use and development.

Basic and Diluted Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during each fiscal period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during each fiscal period including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Weighted-average common share equivalents of 11,680 and 9,757 for the three months ended September 30, 2020 and 2019, respectively, were excluded from the calculation, as their effect would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,
	2020	2019
Basic weighted-average number of shares outstanding	8,797,671	8,756,156
Effect of dilutive securities:
Restricted stock	59,020	53,416
Diluted weighted-average number of shares outstanding	8,856,691	8,809,572

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

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Accounting Standards Codification (“ASC”) 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, requires certain disclosures regarding fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which are determined by the lowest level input that is significant to the fair value measurement in its entirety. The levels are:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which include the use of management estimates.

Our investment portfolio consists of money market funds, equity securities, commercial mortgage loans, and corporate debt. All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months when purchased are classified as available-for-sale, trading, or held-to-maturity investments. Our marketable securities, other than equity securities, are classified as available-for-sale, and are reported at fair value, with unrealized gains and losses, net of tax, reported in the accompanying consolidated balance sheets in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is reported in the accompanying consolidated statements of operations in interest income. Dividends paid by securities are reported in the accompanying consolidated statements of operations in other income. Realized gains or losses are reported in the accompanying consolidated statements of operations in net realized gain on investments.

We used Level 3 inputs to determine the fair value of our preferred stock investments. The Company has elected the measurement alternative and will record the investments at cost adjusted for observable price changes for an identical or similar investment of the same issuer. Observable price changes and impairment indicators will be assessed each reporting period.

We provide fair value measurement disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement. Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020 and June 30, 2020 are as follows:

	As of September 30, 2020 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$14,234	$14,234	$-	$-
Money market funds	4,051	4,051	-	-
Cash and cash equivalents	$18,285	$18,285	$-	$-

Common stock and common stock options	$4,871	$4,871	$-	$-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,754	$4,871	$-	$2,883

Corporate debt	$14,784	$-	$14,784	$-
Available-for-sale investments	$14,784	$-	$14,784	$-

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2020 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Amounts in thousands)
Cash	$4,473	$4,473	$-	$-
Money market funds	4,863	4,863	-	-
Cash and cash equivalents	$9,336	$9,336	$-	$-

Common stock and common stock options	$4,489	$4,489	$-	$-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,372	$4,489	$-	$2,883

Corporate debt	$21,429	$-	$21,429	$-
Available-for-sale investments	$21,429	$-	$21,429	$-

The carrying amounts of certain financial instruments, including cash equivalents, MCAs, and other advances, approximate their fair values due to their short-term nature. Included in available-for-sale securities is a loan which we purchased from the syndicated loan market. Quotations are available for this security on the syndicated loan market. The fair value of our syndicated portion of this loan is $3,780,000 and $3,240,000 as of September 30, 2020 and June 30, 2020, respectively. The Company’s assets and obligations measured at fair value using Level 3 inputs were valued at $2,883,000 as of September 30, 2020 and June 30, 2020.

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of both September 30, 2020 and June 30, 2020 ($ amounts in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Equity securities, fair value
Preferred stock	$2,883	cost, or observable price changes	not applicable	not applicable

2.	Recent Accounting Guidance

Recently Issued and Adopted Accounting Guidance

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) (“ASU 2018-02”), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent United States federal tax reforms to retained earnings. The guidance also requires entities to disclose their accounting policies with regards to the treatment of stranded tax effects not related to the Tax Cuts and Jobs Act. It allows entities to elect either a “security-by-security” approach or a “portfolio approach” to recognize the stranded tax effects from a valuation allowance release. Under the security-by-security approach, an entity will recognize the stranded tax effects associated with individual securities as it disposes of each security. Under the portfolio approach, an entity will recognize the stranded tax effects associated with a portfolio of securities when it has disposed of all securities within that portfolio. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance was effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We adopted the new guidance effective July 1, 2019 with no material impact on our consolidated financial statements or disclosures. We elected the portfolio approach to recognize the stranded tax effects from our valuation allowance release.

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. We adopted the new guidance effective July 1, 2020, with no impact on our consolidated financial statements or disclosures.

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

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments

Fixed-Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed-maturity and equity securities:

September 30, 2020	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock and common stock options	$8,173	$294	$(3,596)	$4,871
Preferred stock	2,883	-	-	2,883
Total equity securities	$11,056	$294	$(3,596)	$7,754

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$20,892	$-	$(6,108)	$14,784
Total fixed-maturity securities	$20,892	$-	$(6,108)	$14,784

June 30, 2020	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock and common stock options	$6,746	$203	$(2,460)	$4,489
Preferred stock	2,883	-	-	2,883
Total equity securities	$9,629	$203	$(2,460)	$7,372

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$26,594	$455	$(5,620)	$21,429
Total fixed-maturity securities	$26,594	$455	$(5,620)	$21,429

During the three months ended September 30, 2020 and 2019, we reported unrealized losses on equity securities, net, of $1,045,000 and unrealized gains on equity securities, net, of $469,000 within our consolidated statements of operations, respectively. During the three months ended September 30, 2020 and 2019, we reported $532,000 and $1,076,000 realized gains on the sale of debt and equity securities within our consolidated statements of operations, respectively.

CCUR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Fixed-Maturity Securities Available-for-Sale

The amortized cost and fair values of fixed-maturity securities available for sale as of September 30, 2020 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed-Maturity Securities
	Amortized Cost	Fair Value
	(Amounts in thousands)
Due after one year through three years	$12,759	$8,041
Due after three years through five years	-	-
Due after five years through ten years	8,133	6,743
Total fixed-maturity securities	$20,892	$14,784

4.	Mortgage and Commercial Loans Receivable

We had $4,386,000 of loan assets as of September 30, 2020, of which $1,504,000 were mortgage loans secured by real property in certain markets throughout the United States, and the remaining balance was comprised of loans to Funders. Summaries of mortgage loan activity for the three months ended September 30, 2020 and 2019 are as follows:

Mortgage Loans Receivable

	Principal Balance	Deferred Fees/ Prepaid Interest	Accrued Interest	Carrying Value
	(Amounts in thousands)
Balance at July 1, 2020	$1,738	$(86)	$43	$1,695
Additions during the period:
New mortgage loans	1,420	-	-	1,420
Additions to deferred fees	-	(20)	-	(20)
Amortization of deferred fees	-	37	-	37
Interest due at maturity	-	-	10	10
Deductions during the period:
Collections of principal	(1,638)	-	-	(1,638)
Balance at September 30, 2020	$1,520	$(69)	$53	$1,504

Balance at July 1, 2019	$4,195	$(84)	$3	$4,114
Additions during the period:
Amortization of deferred fees	-	33	-	33
Deductions during the period:
Collections of principal	(769)	-	-	(769)
Balance at September 30, 2019	$3,426	$(51)	$3	$3,378

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of loan activity to Funders for the three months ended September 30, 2020 and 2019 are as follows (amounts in thousands):

Other Loans Receivable

Balance at July 1, 2020	$3,878
Deductions during the period:
Collections of principal	(996)
Balance at September 30, 2020	$2,882

Balance at July 1, 2019	$2,750
Additions during the period:
Borrowings	2,750
Balance at September 30, 2019	$5,500

Loans reported under “Other Loans Receivable” have two-year, interest-only terms, bearing interest at 17.0% per annum, and are to a single Funder. The borrower may pay down principal without incurring a prepayment penalty and paid down $996,000 of principal during the three months ended September 30, 2020.

5.	Advances Receivable, net

Total advances receivable, net, as of September 30, 2020, consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value
	(Amounts in thousands)
Merchant cash advances	$189	$-	$(14)	$175
Aviation advances	10,000	(309)	-	9,691
Advances receivable, net	$10,189	$(309)	$(14)	$9,866

Total advances receivable, net, as of June 30, 2020, consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value
	(Amounts in thousands)
Merchant cash advances	$1,919	$-	$(124)	$1,795
Aviation advances	10,000	(359)	-	9,641
Advances receivable, net	$11,919	$(359)	$(124)	$11,436

As of September 30, 2020, 100% of MCAs in which we hold a participation interest were funded through a single Funder. As of June 30, 2020, 100% of MCAs in which we held a participation interest were funded through three Funders.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for MCA credit losses are as follows (amounts in thousands):

Allowance for credit losses, July 1, 2020	$124
Provision for credit losses	52
Receivables charged off	(81)
Recoveries of receivables previously charged off	2
Sale of portfolios	(84)
Effects of exchange rate differences	1
Allowance for credit losses, September 30, 2020	$14

Allowance for credit losses, July 1, 2019	$736
Provision for credit losses	216
Receivables charged off	(520)
Recoveries of receivables previously charged off	128
Allowance for credit losses, September 30, 2019	$560

During the three months ended September 30, 2020 and 2019, we provided $5,000,000 and $3,000,000 of gross advances, respectively, to fund aircraft purchasers’ deposits to purchase aircraft in exchange for paying us a fee and a guaranty of the full repayment obligation from the principal of a third-party business. These deposits are typically outstanding for less than six months. The prepaid fees are netted against the principal balance, earned over the advance period, and reported as part of MCA and other financial services income within the accompanying consolidated statements of operations. During the three months ended September 30, 2020 and 2019, we collected $5,000,000 and $2,750,000, respectively, of these advances. Each quarter, we review the carrying value of these cash advances and determine if an impairment reserve is necessary.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2020 and June 30, 2020 consisted of the following:

	September 30, 2020	June 30, 2020
	(Amounts in thousands)
Accounts payable, trade	$454	$294
Lease liability, short-term portion	235	225
Dividends payable, short-term portion	46	53
Unrecognized income from research and development tax credits	26	35
Accrued compensation	43	29
Other accrued expenses	94	167
Total accounts payable and accrued expenses	$898	$803

7.	Pensions

Defined-Benefit Plans

The following table provides the components of net periodic benefit cost of our German defined-benefit pension plans recognized in earnings for the three months ended September 30, 2020 and 2019 (amounts in thousands):

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,
	2020	2019
Interest cost	$9	$7
Expected return on plan assets	1	(1)
Recognized actuarial loss	22	22
Net periodic benefit cost	$32	$28

8.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2000.

The domestic and foreign components of income from continuing operations before income taxes are as follows (amounts in thousands):

	Three Months Ended September 30,
	2020	2019
United States	$616	$3,774
Foreign	(18)	(40)
Income from operations	$598	$3,734

The components of the provision for income taxes are as follows (amounts in thousands):

	Three Months Ended September 30,
	2020	2019
Domestic	$231	$173
Foreign	-	-
Total	$231	$173

Net Operating Losses (“NOLs”)

As of June 30, 2020, we had U.S. federal NOL carryforwards of approximately $51,438,000 for income tax purposes, of which none expired in our fiscal year 2020, and the remainder expire at various dates through our fiscal year 2037; however, with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, federal NOLs generated in taxable years beginning after December 31, 2017 now have no expiration date. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “IRC”) on our ability to utilize these NOLs. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2020; therefore, the NOLs will not be subject to limitation under Section 382. If we experience an ownership change as defined in Section 382 of the IRC, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset.

As of June 30, 2020, we had state NOLs of $22,856,000 and foreign NOLs of $8,258,000. The state NOLs expire according to the rules of each state and expiration will occur at various dates through our fiscal year 2037. The foreign NOLs expire according to the rules of each country. As of June 30, 2020, the foreign NOLs can be carried forward indefinitely in each country, although some countries do restrict the amount of NOL that can be used in a given tax year.

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

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months ended September 30, 2020.

9.	Stock-Based Compensation

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

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant. We recognize stock compensation expense in accordance with ASU 2018-07, Compensation – Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. As of September 30, 2020, there were 721,531 shares available for future grant under the Stock Plan.

During the three months ended September 30, 2020 and 2019, we recorded $60,000 and $99,000, respectively, of stock-based compensation expense to selling, general, and administrative expense. Our stock-based compensation expense results from the issuance of stock options and restricted stock to employees and board members during the current and prior years, for which expense is recognized over the respective vesting periods of the granted stock and options.

Restricted Stock Awards

A summary of our restricted stock activity for the three months ended September 30, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2020	204,190	$4.41
Forfeited	(29,338)	4.35
Non-vested at September 30, 2020	174,852	$4.42

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2020, there were no grants of restricted stock awards. Total remaining compensation cost of restricted stock awards issued but not yet vested as of September 30, 2020 was $340,000, which is expected to be recognized over the weighted-average recognition period of 2.07 years.

Stock Options

As of September 30, 2020, we had 15,000 stock options outstanding, of which 10,000 options had vested and were exercisable, at a weighted-average exercise price of $5.42, with a weighted-average remaining contractual term of 7.38 years.

Options outstanding and exercisable had no intrinsic value at September 30, 2020 and 2019. Total remaining compensation cost of stock options granted, but not yet vested, at September 30, 2020 is $2,000, which is expected to be recognized over the weighted-average remaining period of 0.38 years. We generally issue new shares to satisfy option exercises. During the three months ended September 30, 2020 and 2019, there were no grants, forfeitures, or exercises of stock options.

10.	Stock Repurchase Plan

On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. In February 2019 we completed the purchase of the authorized 1,000,000 shares, and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program does not have an expiration date. No purchases were made under this program during the three months ended September 30, 2020. At September 30, 2020, there were 364,298 shares available for repurchase under the program.

11.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of taxes, for the three months ended September 30, 2020:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Loss on Investments	Total
	(Amounts in thousands)
Balance at June 30, 2020	$(1,517)	$523	$(5,212)	$(6,206)
Other comprehensive income (loss)	22	(181)	(943)	(1,102)
Effect of deferred taxes on unrealized losses	-	-	215	215
Effect of exchange rates on the pension plans	(67)	67	-	-
Net current period other comprehensive loss	(45)	(114)	(728)	(887)
Balance at September 30, 2020	$(1,562)	$409	$(5,940)	$(7,093)

12.	Segments

We operate in two segments: (i) “MCA and Other Financial Services Operations,” conducted primarily through LMCS, and (ii) “Real Estate Operations,” conducted primarily through Recur.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating results are as follows (amounts in thousands):

	Three Months Ended September 30,
	2020	2019
Segment revenue:
Advance income	$539	$805
Syndication fees	129	550
Interest on loans to Funders	148	204
Other MCA revenue	-	93
MCA and other financial services operations revenues	816	1,652
Real estate operations revenues	94	79
Consolidated revenues	910	1,731

Segment operating expenses:
Selling, general, and administrative	192	354
Change in fair value of contingent consideration	-	100
Amortization of purchased intangibles	97	120
Provision for credit losses on advances	52	215
MCA and other financial services operations	341	789
Real estate operations	-	-
Add:
Corporate expenses	893	891
Consolidated operating expenses	1,234	1,680

Segment operating income (loss):
MCA and other financial services operations	475	863
Real estate operations	94	79
Add:
Corporate	(893)	(891)
Consolidated operating income (loss)	$(324)	$51

Segment assets are as follows:

	September 30, 2020	June 30, 2020
	(Amounts in thousands)
Segment assets:
MCA and other financial services	$25,521	$19,287
Real estate	9,815	9,275
Add:
Corporate assets	37,526	48,065
Corporate intercompany loan to LMCS	(3,041)	(6,777)
Total consolidated assets	$69,821	$69,850

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Leases

The Company leases office space in two locations: (i) Duluth, Georgia, and (ii) New York, New York. The Duluth, Georgia lease expires in 2025, and the New York, New York lease expires in 2023. For leases with a term of 12 months or less, we made an accounting policy election not to recognize lease assets and lease liabilities. The following information represents the amounts included in the financial statements related to leases (amounts in thousands):

	Three Months Ended September 30,
	2020	2019
Operating lease cost	$60	$54

Gross sublease income	4	52
Operating cash flows from operating leases	(56)	(2)

Operating lease cost is reported as part of selling, general, and administrative expenses on the consolidated statements of operations. Sublease income is reported as a reduction of selling, general, and administrative expenses on the consolidated statements of operations. Operating cash flows from leases are reported as part of net income (loss) on the consolidated statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities are reported as part of other long-term assets on the consolidated balance sheets. The short-term portions of the operating lease liabilities are reported as part of accounts payable and accrued expenses on the consolidated balance sheets. The long-term portions of the operating lease liabilities are reported as part of other long-term liabilities on the consolidated balance sheets. The weighted-average remaining lease term for operating leases as of September 30, 2020 is 42 months. The weighted-average annual discount rate used for operating leases as of September 30, 2020 is 7.4%.

At September 30, 2020, lease payments for operating leases for the next five years are as follows (amounts in thousands):

Fiscal Year Ending June 30	Amount
2021	$192
2022	257
2023	123
2024	79
2025	81

The total lease liability on the consolidated balance sheets as of September 30, 2020 is $727,000. Total unrecognized expected interest expense related to leases is $73,000.

14.	Commitments and Contingencies and Related Party Transactions

Commitments and Contingencies

Severance Arrangements

On October 1, 2020 (the “Separation Date”), the Company and Warren Sutherland, the Company’s Chief Financial Officer, mutually agreed to terminate Mr. Sutherland’s employment with the Company. In connection with the termination, on October 1, 2020, the Company and Mr. Sutherland entered into a severance and general release agreement (the “Separation Agreement”). Mr. Sutherland will provide transition services as a consultant to the Company from the Separation Date until December 31, 2020 (the “Transition Period”). Mr. Sutherland will receive severance payments totaling $290,625, paid in bi-weekly equal installments for a period of fifteen months, and the Company’s contribution towards his health and welfare benefits. In addition, the Company will accelerate vesting of Mr. Sutherland’s outstanding restricted stock awards such that a total of 36,673 shares of restricted stock will become vested upon completion of the Transition Period. The Separation Agreement contains customary confidentiality provisions and a mutual release of claims between the Company and Mr. Sutherland. Mr. Sutherland will be subject to customary non-solicitation and non-competition covenants for a period of fifteen months.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the employment agreement with our President and COO, employment may be terminated either by the employee or by the Company at any time. In the event the agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, our President and COO will receive severance compensation for a period of six months. Additionally, if terminated, our President and COO will continue to receive the employer portion of health coverage during the severance period. At September 30, 2020, the maximum contingent liability under this agreement was $98,830.

Inadvertent Investment Company

We do not believe that we are engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in the business of investing, reinvesting, or trading in securities. However, with the assistance of the Asset Manager, as defined below, we hold excess liquid resources in marketable securities to preserve resources needed to acquire operating businesses or assets and fund our finance and real estate activities. The Board of Directors and management monitor the Company’s status relative to the inadvertent investment company test under the Investment Company Act of 1940 (the “ICA”) and believe that the Company is not, and as of September 30, 2020 was not, an inadvertent investment company based on the assets test under Section 3(a)(1)(C) of the ICA.

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

Related Party Transactions

Management Agreement

In February 2019, the Company entered into a management agreement with CIDM LLC (the “Prior Asset Manager”) under which CIDM LLC provides consulting services and advice to the Board of Directors and the Company’s management regarding asset allocation and acquisition strategy. During our fiscal year 2020, the management agreement was assigned to CIDM II, LLC (“CIDM II,” or the “Asset Manager”). CIDM II exclusively manages the Company’s portfolio of publicly traded investments and, subject to the terms of the management agreement and the guidelines set forth therein, maintains investment authority over such portfolio, in order to better position the Company to increase its return on assets. CIDM II is an affiliate of the Company’s largest stockholder, JDS1, LLC.

Under the terms of the management agreement, the Company pays the Asset Manager both (i) an asset management fee on a quarterly basis, based upon the total assets of the Company, and (ii) an annual performance fee, based upon calendar year asset growth. Both the management fee and performance fee were settled through the issuance of cash-settled SARs with a base price of $0.01 per share.

On June 4, 2020, the Company entered into an “Omnibus Amendment Regarding the Management Agreement and SARs Agreements” (the “Omnibus Amendment”) by and among the Company, the Asset Manager and the Prior Asset Manager amending certain terms of the original management agreement, dated as of February 14, 2019 (the “Management Agreement”), by and between the Company and the Prior Asset Manager, including the form of SARs agreement (the “Form of SARs Agreement”), and the SARs agreements entered into pursuant to the Management Agreement between the Company and the Prior Manager (the “Prior SARs Agreements”). Pursuant to the Management Agreement, the Asset Manager, among other things, (i) provides the Company with advisory services with respect to the management and allocation of the assets of the Company and its subsidiaries, and (ii) exercises discretionary management authority over the Company’s trading portfolio of publicly traded securities.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(ii)	the cash value of a SAR grant for the purpose of determining the amount by which it reduces the fees payable under the Management Agreement shall equal $3.50 per SAR; and

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

The Omnibus Amendment modified the granted SARs’ and future SAR grants’ vesting criteria by removing the performance condition of a qualifying change of control so that SARs are exercisable upon grant. With this modification, the Company recorded $2,552,000 of compensation expense during the fourth quarter of our fiscal year 2020 attributable to SARs for which vesting was previously subject to a qualifying change of control. Additionally, the Company recorded $289,000 of expense during the three months ended June 30, 2020 for the 90,310 cash-settled SARs that it granted to the Asset Manager during the three months ended September 30, 2020 as compensation for the Management Fee during the three months ended June 30, 2020. During the three months ended September 30, 2020, the Company also recorded $316,000 of expense as compensation for the Management Fee during the three months ended September 30, 2020. $3,059,000 and $2,841,000 are accrued as management fee payable on our consolidated balance sheets as of September 30, 2020 and June 30, 2020, respectively.

Other Fees Paid to the Asset Manager

In addition to the SARs-settled Management and Performance Fees and the cash Management Fees, the Company provides the Asset Manager with $50,000 per quarter for the purpose of expense reimbursements.

15.	Subsequent Events

Spartacus initial public offering (“IPO”)

On October 19, 2020, the Company’s affiliate, Spartacus Acquisition Corporation (“Spartacus”), completed its IPO. In connection with the IPO, Spartacus Sponsor LLC, of which the Company is a Managing Member and holds 50% voting control, purchased 8,104,244 warrants at a price of $1.00 per warrant. Each warrant is exercisable into one share of Spartacus’ Class A common stock at a price of $11.50 per share. Spartacus is a newly organized blank-check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which is referred to as an initial business combination.

Amendment to Amended Management Agreement

On October 15, 2020, the Company amended the Management Agreement to align the Performance Fee, as that term is defined in the Management Agreement, with the Company’s fiscal year, as opposed to the calendar year.

Termination of New York office lease agreement

On October 30, 2020, the Company terminated its New York office lease agreement (See Note 13). In connection with the termination agreement, the Company agreed to forfeit its security deposit of $46,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which appear elsewhere herein. Except for statements of historical facts, many of the matters discussed in this Item 2 are considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled “Cautionary Statement Regarding Forward-Looking Statements,” in the section below entitled “Item 1A. Risk Factors,” and in other filings made with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2020.

References herein to “CCUR Holdings,” the “Company,” “we,” “us,” or “our” refer to CCUR Holdings, Inc. and its subsidiaries, unless the context specifically indicates otherwise.

Overview

As of September 30, 2020, we operate with two business segments: (i) merchant cash advances (“MCA”) and other financial services, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

As of September 30, 2020, we hold a 51% interest in LMCS, with the remaining 49% held by AZOKKB, LLC (formerly named LuxeMark Capital, LLC and herein referenced as “Old LuxeMark”). Through LMCS, we manage a network of MCA funders (the “Funders”) and syndicate participants who provide those Funders with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to Funders, the proceeds of which are used by the Funders to fund MCAs. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting, and legal support to LMCS. On July 17, 2020, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of a master promissory note issued by LMCS to us, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration. We are reviewing our strategic options with respect to continued participation in the MCA industry.

Recur provides commercial loans to local, regional, and national builders, developers, and commercial landowners and also acquires, owns, and manages a portfolio of real property for development. Recur does not provide consumer mortgages.

In addition to our real estate and MCA and other financial services operating segments, we actively evaluate acquisitions of additional businesses or operating assets, either as part of an expansion of our current operating segments or establishment of a new operating segment, in an effort to reinvest the proceeds of our calendar year 2017 business dispositions and maximize use of other assets such as our net operating loss (“NOL”) carryforwards. We may also seek additional capital and financing to support the purchase of additional businesses and/or to provide additional working capital to further develop our operating segments. We believe that these activities will enable us to identify, acquire, and grow businesses and assets that will maximize value for all our stockholders.

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

Our MCA and other financial services segment experienced a decline in revenues during the three months ended September 30, 2020, which management believes is predominantly due to the economic uncertainties caused by the pandemic, and we anticipate our MCA revenues will continue to be adversely affected while major parts of the U.S. economy are restricted by mandatory business shut-downs and/or stay-at-home orders, as well as other effects of the pandemic. We and our finance partners decreased our volume of new funding arrangements while evaluating the effect of the current economic uncertainties on the MCA business and its customers during the three months ended September 30, 2020. During the fourth quarter of our fiscal year 2020, management concluded that it would not resume funding MCAs with Funders and would focus our MCA efforts exclusively on MCA syndication fee income generated by our LMCS business unit. Our reduced participation in MCA funding through Funders reduces our syndication fee income and revenue from direct funding of MCAs. We anticipate continued lower funding of new MCAs and reduced collection volume on outstanding MCAs until the economic situation caused by the pandemic stabilizes and a greater level of economic activity returns. Additionally, while Funders modified their underwriting criteria during the fourth quarter of our fiscal year ended June 30, 2020 and focused new funding on businesses that have been deemed “essential services” during the pandemic, it remains to be seen whether essential businesses will pursue MCAs at levels sufficient to offset the declines in MCA collections for the foregoing reasons.

On July 17, 2020, LMCS entered into a series of transactions resulting in its recapitalization. The transactions included an amendment to the operating agreement of LMCS that reduced our ownership from 80% to 51% of LMCS and the grant by us to LMCS’ non-controlling member of a right to purchase our remaining equity interests in LMCS upon the occurrence of certain conditions, including, without limitation, the repayment of an intercompany note from us to LMCS. The transaction also included (i) the waiver of LMCS’ obligations to pay contingent consideration to the non-controlling member, (ii) the termination of certain warrants to purchase our capital stock held by certain affiliates of the non-controlling member, (iii) the assignment of certain contractual rights of LMCS to the non-controlling member, and (iv) the amendment of an intercompany note from us to LMCS. All conditions required for the non-controlling member to have the right to repurchase LMCS have been met as of the filing date of this report, with the exception of the repayment of the intercompany note.

Our real estate-related revenues have continued to remain stable during the three months ended September 30, 2020 and we believe that our real estate borrowers will continue to be able to service their real estate loans. We continue to develop real estate for future sale. While we do not believe that any of these projects warrant impairment charges or other reserves at this point, we do expect that the economic impact of the pandemic will result in a delay in the eventual sale of this real estate.

In August 2020, we established CCUR Aviation Finance, LLC, a wholly owned subsidiary through which we operate our aviation funding business. Since August 2018, we have periodically funded aviation deposit purchases for a fee, and we expect this business to continue and grow. We have reported income from this business within our MCA and other financial services segment.

Through most of the three months ended September 30, 2020, we have continued to actively evaluate and engage with potential acquisition target candidates; however, the pandemic has delayed our due diligence process by impeding our ability to participate in in-person visits and physical tours and complicating our ability to place valuations on targets given the uncertainty in the global markets. We expect this uncertainty to continue over the next few months. Thus, while we have not experienced a significant slowing of merger and acquisition activity, any acquisitions that we decide to pursue may take longer to consummate.

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Results of Operations

MCA and other financial services revenue includes income from the discount at which we provide advances on future merchant receivables, as well as fees earned for sourcing both syndication capital and merchant leads for Funders. We generate revenue from interest on loans by entering into commercial loan agreements to Funders and third-party originators in the real estate industry.

Selling, general, and administrative expenses consist primarily of salaries, benefits, rent, administrative personnel, information systems, insurance, accounting, legal services, board of director fees and expenses, and other professional services.

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

Three Months Ended September 30, 2020 in Comparison to the Three Months Ended September 30, 2019

Consolidated Revenues and Income. During the three months ended September 30, 2020, we generated $910,000 of total revenue, compared to $1,731,000 in the three months ended September 30, 2019, driven largely by our decreasing participation in the MCA industry. Our net income for the three months ended September 30, 2020 decreased to $389,000, compared to net income of $3,406,000 for the three months ended September 30, 2019. This decrease was primarily attributable to a reduction of our revenue, other interest income, realized gain on investments, and unrealized income on investments. This was offset by a decrease in operating expenses and an increase in other income, net.

MCA and Other Financial Services Segment Revenues. We generated $816,000 of revenue from MCA and other financial services operations during the three months ended September 30, 2020, compared to $1,652,000 during the three months ended September 30, 2019. During the year ended June 30, 2020, management concluded that it would not resume funding MCAs with Funders . This resulted in a decrease of MCA revenue during the current period. Our MCA and other financial services operations revenues for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
	2020	2019
	(Amounts in thousands)
MCA and other financial services revenue	$539	$805
Syndication fee revenue	129	550
Fee income on MCA leads generation	-	93
MCA fees and other revenue	668	1,448
Interest on loans to MCA originators	148	204
Total MCA and other financial services operations segment revenue	$816	$1,652

MCA revenue from interest on loans to Funders is categorized as MCA and other financial services operations revenue for segment reporting purposes but reported within the line item interest on mortgage and commercial loans within our consolidated statements of operations.

Revenues from each of the revenue sources within our MCA segment decreased with the onset of the COVID-19 pandemic. We experienced declines of MCA revenues during the three months ended September 30, 2020. This occurred as (i) fewer merchants are meeting MCA underwriting criteria, which reduces our syndication fee income and ability to generate revenue by funding MCAs, (ii) underwriters are less interested in purchasing leads, and (iii) a portion of our merchants, in coordination with the Funders, have reduced or paused payments to better weather the current economic downturn, which reduces our MCA revenues. Furthermore, we reduced our volume of MCA funding during the three months ended September 30, 2020, primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. We anticipate continued lower funding and collection volume over the next few months and are uncertain as to the long-term impact of the pandemic at this point. On July 17, 2020, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of the Master Promissory Note issued by LMCS to us, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration. We are reviewing our strategic options with respect to our continued participation in the MCA industry.

Real Estate Operations Segment Revenues. We generated $94,000 of revenue from interest on commercial mortgage loans during the three months ended September 30, 2020, compared to $79,000 during the three months ended September 30, 2019. The increase in revenue resulted from originations outpacing borrower repayments.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $1,085,000 for the three months ended September 30, 2020, a $249,000, or 18.7%, decrease from the $1,334,000 for the three months ended September 30, 2019. Decreases in salaries and benefits, offset by increases in stock appreciation rights (“SARs”) expense, accounting fees, and legal fees compared to the prior period caused the period-over-period decrease.

Selling, general, and administrative expenses for our MCA and other financial services segment were $192,000 for the three months ended September 30, 2020, a $162,000, or 45.8%, decrease from the $354,000 for the three months ended September 30, 2019. This decrease was caused by decreases in commissions and fees related to the decrease in MCA revenue during the period. There were no selling, general, and administrative expenses for our real estate segment in either the three months ended September 30, 2020 or the three months ended September 30, 2019.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/originator relationships attributable to our acquisition of the assets of Old LuxeMark (the “LuxeMark Acquisition”). Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019 and no impairments or circumstances requiring a testing of impairment of these intangible assets were identified as of or during the three months ended September 30, 2020.

Provision for Credit Losses on Advances. During the three months ended September 30, 2020, we recorded a $52,000 provision for credit losses on MCAs, a $164,000, or 75.9%, decrease from the $216,000 for the three months ended September 30, 2019. The period-over-period decrease in provision expense resulted from decreases in the MCAs funded in the current period versus the prior period. MCA funding activity decreased during the period primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets.

Other Interest Income. Other interest income includes interest earned on investments in debt securities and cash and money market balances. The components of our interest income for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
	2020	2019
	(Amounts in thousands)
Interest from cash deposits and debt securities	$500	$717
Accretion of discounts on purchased debt securities	604	1,176
Payment-in-kind interest	256	244
Other interest income	$1,360	$2,137

Other interest income for the three months ended September 30, 2020 decreased by $777,000, or 36.4%, compared to the three months ended September 30, 2019, primarily due to lower yields on incremental investments in debt securities since September 30, 2019 and accretion of the discounts on these securities.

Realized Gain on Investments, Net. During the three months ended September 30, 2020, we sold investments in certain debt and equity securities for which we recognized $532,000 of net realized gains, as compared to $1,076,000 of realized gains on the sale of certain equity and debt securities during the same period in the prior year.

Unrealized (Loss) Gain on Equity Securities, Net. During the three months ended September 30, 2020, we reported unrealized loss on equity securities, net, of $1,045,000, compared to unrealized gain of $469,000 during the three months ended September 30, 2019. Our unrealized losses on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Our unrealized losses during the current period were attributable to a decline in the fair value of equity securities during the period.

Income Tax (Benefit) Provision. We reported $231,000 of income tax provision for the three months ended September 30, 2020. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and other items. The currently forecasted ETR may vary from the actual year-end ETR due to the changes in these factors. The Company’s global ETR for the three months ended September 30, 2020 and 2019 was 39% and 5%, respectively. The difference between the ETR’s for the three months ended September 30, 2020 and 2019 was primarily driven by the release of a substantial portion of our valuation allowance during our fiscal year 2020. We maintained a full valuation allowance as of September 30, 2019, resulting in the comparably lower ETR. Other factors include differences in the magnitude of taxable gains in the periods and lower levels of forecasted pre-tax book income for fiscal year 2021 as compared to fiscal year 2020, which can yield large fluctuations in the ETR on a period-over-period basis.

Liquidity and Capital Resources

We do not currently expect the COVID-19 pandemic to significantly affect our liquidity and currently have access to sufficient liquidity and capital resources to continue funding our operations and sustain currently expected levels of capital expenditures over the next twelve months. While we maintain significant amounts of cash and cash equivalents and marketable securities which we may use to fund our operations and make investments, the COVID-19 pandemic has had a significant impact on credit markets, which may adversely affect our ability to access third-party financing. Given our substantial cash balances, we do not anticipate that our future liquidity will be materially impacted by any funding obligations related to our affiliates. Our future liquidity will be affected by, among other things:

•	our future access to capital;
•	our exploration and evaluation of strategic alternatives and development of new operating assets;
•	our ability to collect on our commercial loans and advances receivable;
•	the liquidity and fair value of our debt and equity securities; and
•	our ongoing operating expenses.

Uses and Sources of Cash

Cash Flows from Operating Activities

We generated $516,000 and $537,000 of cash from operating activities during the three months ended September 30, 2020 and 2019, respectively. Operating cash generated during the three months ended September 30, 2020 was primarily attributable to income from operations, adjusted for non-cash items, partially offset by realized gains on investments and by the timing of collection of interest income. Operating cash generated during the three months ended September 30, 2019 was primarily attributable to cash income generated by our operations and investments exceeding our operating costs.

Cash Flows from Investing Activities

During the three months ended September 30, 2020, we generated $8,470,000 of cash, net, from investing activities. Our net cash inflows were primarily driven by liquidations of $5,659,000 more in debt and equity securities than investments during the three months ended September 30, 2020. We also collected $1,833,000 more in MCAs and other advances than we funded during the three months ended September 30, 2020. Additionally, we collected $1,214,000 more in mortgage and commercial loans receivable than we funded during the three months ended September 30, 2020. Remaining investing cash outflows during the three months ended September 30, 2020 resulted from our purchase of a small minority interest in an operating business, and from our continued investment in land parcels for development and resale.

During the three months ended September 30, 2019, we generated $137,000 of cash, net, from investing activities. Our net cash inflows were primarily driven by collecting more merchant payments and other advances than we redeployed to fund MCAs and other advances, resulting in $1,567,000 of net cash inflows from MCAs during the period. Additionally, we generated net cash from debt and equity securities as we liquidated $817,000 more in debt and equity securities than we invested during the three months ended September 30, 2019. Partially offsetting the net cash inflows from MCAs and other advances and debt and equity securities, we funded $1,981,000 more in mortgage and commercial loans than we collected during the period, primarily attributable to new loans that we made to Funders. Remaining investing cash outflows during the three months ended September 30, 2019 resulted from our purchase of land parcels for development and resale.

Cash Flows from Financing Activities

During the three months ended September 30, 2020, we used $15,000 of cash for financing activities for distributions to the non-controlling interest.

During the three months ended September 30, 2019, there were no cash flows from financing activities.

Liquidity

We had working capital (current assets less current liabilities) of $52.2 million at September 30, 2020, compared to working capital of $51.0 million at June 30, 2020. At September 30, 2020, we had no material commitments for capital expenditures.

As of September 30, 2020, less than 0.1% of our cash was in foreign accounts, and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities, and available-for-sale investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2020.

Recent Accounting Guidance

See “Note 2. Recent Accounting Guidance,” to the accompanying consolidated financial statements for a full description of recent accounting standards, including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future and current assessments of business opportunities, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the duration and impact of the illness caused by the COVID-19 pandemic on the Company’s business plans and expected operating results, the ability of the Board of Directors and the Asset Management Committee of the Board of Directors (the “Asset Management Committee”) to identify suitable business opportunities and acquisition targets and the Company’s ability to consummate transactions with such acquisition targets; our ability to successfully develop our real estate operations; the future of our MCA and other financial services operations; the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid; our expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; the impact of litigation; and the payment of any declared dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the process of evaluating strategic alternatives; the Company’s ability to compete with experienced investors in the acquisition of one or more additional businesses; our ability to utilize our NOLs to offset cash taxes, in general, and in the event of an ownership change as defined by the Internal Revenue Service (the “IRS”); changes in and related uncertainties caused by changes in applicable tax laws; the current macroeconomic environment generally and with respect to acquisitions and the financing thereof; continuing unevenness of the global economic recovery; the availability of debt or equity financing to support any liquidity needs; global terrorism; and earthquakes, tsunamis, floods, pandemics, and other natural disasters.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as may be required by applicable law.

Other important risk factors that could cause actual results to differ from any forward-looking statements made in this report are discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in “Item 1A. Risk Factors” in this report or elsewhere herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (Section 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of September 30, 2020, under the supervision and with the participation of our management, including our President and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our President and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as noted below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 15, 2020.

General Business Risks

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

Under the Investment Company Act of 1940 (the “ICA”), a company may fall within the scope of being an “inadvertent investment company” under Section 3(a)(1)(C) of the ICA if the value of its investment securities (as defined in the ICA) is more than 40% of the company’s total assets on an unconsolidated basis (exclusive of government securities and cash and cash equivalents). We do not believe that we are engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in the business of investing, reinvesting, or trading in securities. However, with the assistance of CIDM II, LLC (“CIDM II,” or the “Asset Manager”), we seek prudently to hold excess liquid resources in marketable securities to preserve resources needed to acquire operating businesses or assets and fund our finance and real estate activities.

An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the ICA. One such exclusion, Rule 3a-2 under the ICA, allows an inadvertent investment company a grace period of one year from the earlier of (i) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis, and (ii) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include selling certain of our investments on disadvantageous terms, holding a greater proportion of our investments in marketable securities in U.S. government securities or cash equivalents that have a lower rate of return than other investment securities, or making other material modifications to our business operations and strategy, any or all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we ceased being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

The Board of Directors and management regularly monitor the Company’s status relative to the inadvertent investment company test under the ICA and believe that the Company is not, currently or as of September 30, 2020, an inadvertent investment company based on the assets test under Section 3(a)(1)(C) of the ICA. The effects of the COVID-19 pandemic and resulting economic downturn have adversely impacted the Company’s acquisition activities due to the reduced level of merger and acquisition activity and the difficulty for buyers and sellers to agree on valuations and transaction terms.

Classification as an investment company under the ICA requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time-consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons, and portfolio composition, and would need to file reports under the ICA regime. The cost of such compliance would result in our incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations. We do not believe that it would be practical or feasible for a company of our size, management, and financial resources to operate as a registered investment company.

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on our historical performance.

Although our executive officers have been engaged in the industries in which we operate for varying degrees of time, we did not begin operations of our current business until recently. We have a very limited operating history in our current form, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve, and for certain areas in which we operate, will not be indicative at all. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and, in some cases, we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time, we have also modified aspects of our business model relating to our product mix. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

We are a holding company whose subsidiaries are given certain degree of independence and our failure to integrate our subsidiaries may adversely affect our financial condition.

We have given our subsidiary companies and their executives a certain degree of independence in decision-making. On the one hand, this independence may increase the sense of ownership at all levels, on the other hand, it has also increased the difficulty of the integration of operation and management, which has resulted in increased difficulty of management integration. In the event we are not able to successfully manage our subsidiaries, this will result in operating difficulties and have a negative impact on our business.

Acquisition Risks

If we make any additional acquisitions, they may disrupt or have a negative impact on our business.

We have plans to eventually make additional acquisitions beyond the LuxeMark Acquisition. Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees, and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	difficulty of integrating acquired products, services, or operations;
•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures, and policies;
•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	effect of any government regulations which relate to the business acquired; and
•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition, or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses, and adversely affect our results of operations.

No assurance of successful expansion of operations.

Our increase in the scope and the scale of our operations, including the hiring of additional personnel, has resulted in higher operating expenses. We anticipate that our operating expenses will continue to increase. Expansion of our operations may also make significant demands on our management, finances, and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures, and controls. We cannot assure that significant problems in these areas will not occur. Failure to expand these areas and implement and improve such systems, procedures, and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition, and results of operations. We cannot assure that attempts to expand our marketing, sales, manufacturing, and customer support efforts will succeed or generate additional sales or profits in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, along with the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our results of operations.

MCA Risks

The MCA industry faces potential regulation from the U.S. Department of Treasury.

With the growing emergence of MCA providers and concerns raised by small business advocacy groups, the U.S. Department of Treasury (the “Treasury”) released a statement outlining its objectives regarding small business financing, calling for more robust small business borrower protections and effective oversight, with commentators arguing that small businesses should receive enhanced protections. The statement also details the Treasury’s desire to expand small business access to capital through partnerships between traditional and non-traditional lenders. The Treasury highlights two possible types of partnerships: (i) a referral partnership in which merchants that are unable to meet certain criteria or seeking products not offered by their financial institution are directed to an MCA provider or other alternative financing provider and (ii) co-branded or white-label partnerships, where financial institutions contract with non-traditional lenders to integrate technology services.

The legal requirements applicable to both non-traditional and traditional financing institutions may vary depending on the type of partnership. These laws may include consumer protection statutes and regulations, anti-money laundering regulations, and fair lending requirements, in addition to relevant state laws or regulations. Before engaging in these partnerships, traditional financiers may request all transactions be monitored by the institutions’ prudential regulator to the extent an MCA provider is performing functions on behalf of the financial institution. An increasing number of partnerships may cause the Treasury to re-examine registration requirements for non-traditional financing lenders, including MCA providers.

If our MCA transactions are characterized as loans, we face potential legal and financial risks.

As the MCA industry has gained popularity, more focus has been placed on the contractual obligations in MCA agreements. An ambiguous and unclear contract may result in the transaction being regarded as a loan. Currently, the common law rules in each state, generally, hold that an unconditional repayment obligation classifies an advance as a “loan.” An MCA that is classified as a “loan” creates potential legal and financial risks, including, but not limited to: (i) non-compliance with federal and state regulations; (ii) breach of good faith and classification as an unconscionable contract; and (iii) non-possession of the required lending licenses. In order to prevent an MCA from being classified as a “loan,” we take the following actions: (i) create a clear and unambiguous agreement between a funder and a merchant; (ii) establish conditional and non-illusory repayment terms that are contingent on the future sales receipts of a merchant; (iii) restrict the use of collateral and the requirement of absolute repayment; and (iv) ensure the conditional repayment obligations for both the business and the personal guaranty are equivalent. Notwithstanding the steps we take to clarify that our MCA transactions are not loans, courts may interpret our agreements differently.

Our MCA transactions are subject to the ability of merchants to continue to make payments.

The amount of customer purchases at a given business tends to change rather frequently, with fluctuations occurring daily. Therefore, there is no guarantee that a certain daily payment, as agreed to in the terms, will remain stable, if at all. The volatility of the market and conditional repayment terms of an MCA can cause the expected repayment term to vary. An MCA may result in a loss or total loss within a short period of time if a merchant is unable to maintain its business. Such volatility stems from various sources, including market information, supply and demand for a particular product, and national and international news.

Due diligence in MCA transactions is not as stringent as that of traditional loans, which presents a greater risk of fraud and inaccurate valuations.

The required information to be provided by a merchant for an MCA is less stringent and differs from that provided for traditional capital advances and loans from institutional lenders, giving rise to numerous risks. These risks include, but are not limited to, a Funder receiving fraudulent or inaccurate financial data from a merchant, entering into a transaction with a merchant who has historical and/or current credit related issues, and facing market shifts which may outdate the market research a Funder uses to create its approval methodology. Although the Uniform Commercial Code governs MCA transactions as commercial transactions and provides for certain legal protections, the lack of collateral required in MCA transactions presents a risk of total and unrecoverable loss.

We face risks by using Automated Clearing House (“ACH”) payments.

ACH transactions are payments that are electronically transferred from one verified bank account to another. ACH payments are used by funders to debit a merchant’s account. The time difference between when an ACH payment is initiated and when it is settled is referred to as “floating.” The floating time when participating in an MCA originated by a funder is approximately 11 days. ACH payments are not guaranteed to a funder and can be returned. Thus, we must take the floating time into consideration when calculating collections. In addition, there is an inherent risk that a merchant’s ACH payment may be denied and a funder may not receive a payment from a merchant when due.

Item 6. Exhibits

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Proxy on Form DEFR14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Certificate of Correction to Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002) (File No. 000-13150).

3.7	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.9	Certificate of Elimination of Series B Participating Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2017).

3.11	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.12	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation dated as of November 8, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2018).

10.1	Amendment to Operating Agreement of LM Capital Solutions, LLC by and among LM Capital Solutions, LLC, AZOKKB LLC, CCUR Holdings, Inc., Igor Volshteyn, Warren Sutherland and Oskar Kowalski (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 22, 2020).

10.2	Waiver and Release Agreement by and among AZOKKB LLC, LM Capital Solutions, LLC, Avraham Zeines, Oskar Kowalski and Kamil Blaszczak, dated as of July 17, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 22, 2020).

10.3	Omnibus Termination of Common Stock Warrants by and among CCUR Holdings, Inc. Avraham Zeines, Oskar Kowalski and Kamil Blaszczak, dated as of July 17, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 22, 2020).

10.4+	Assignment and Assumption Agreement by and between LM Capital Solutions, LLC and AZOKKB LLC, dated as of July 17, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 22, 2020).

10.5	Amendment to Master Promissory Note by and between CCUR Holdings, Inc. and LM Capital Solutions, LLC, dated as of July 17, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 22, 2020).

10.6*#	Engagement Letter Between Brio Financial Group and CCUR Holdings, Inc., dated September 29, 2020.

10.7*#	Severance Agreement Between Warren Sutherland and CCUR Holdings, Inc., dated October 1, 2020.

10.8*	Amendment to Amended Management Agreement, dated October 15, 2020.

31.1*	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Furnished herewith

# Indicates management contract or compensatory plan.

+ Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2020		CCUR HOLDINGS, INC.

	By:	/s/ Igor Volshteyn
Igor Volshteyn
President and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Jonathan Tegge
Jonathan Tegge
Chief Financial Officer
(Principal Accounting Officer)

