Form 10-Q
period 2020-12-31
CCUR Holdings, Inc.
filed 2021-02-16
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Number of shares of the Company’s common stock, par value $0.01 per share, outstanding as of February 12, 2021 was 8,839,344.

CCUR Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2020

Part I - Financial Information

Item 1.	Financial Statements

CCUR Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and par value data)

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,223	$9,336
Equity securities, fair value	13,269	7,372
Fixed maturity securities, available-for-sale, fair value	12,893	21,429
Current maturities of mortgage and commercial loans receivable	3,634	3,878
Advances receivable, net	111	11,436
Prepaid expenses and other current assets	599	1,204
Total current assets	46,729	54,655

Land investment	3,596	3,568
Deferred income taxes, net	7,691	6,632
Mortgage and commercial loans receivable, net of current maturities	104	1,695
Definite-lived intangibles, net	1,677	1,870
Goodwill	480	480
Equity method investment	3,850	-
Other long-term assets, net	762	950
Total assets	$64,889	$69,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$690	$803
Management fee payable	2,915	2,841
Total current liabilities	3,605	3,644

Long-term liabilities:
Pension liability	4,396	4,005
Other long-term liabilities	628	912
Total liabilities	8,629	8,561

Commitments and contingencies (Note 15)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 8,839,344 and 8,797,671 issued and outstanding at December 31, 2020, and June 30, 2020, respectively	88	88
Capital in excess of par value	209,276	209,223
Non-controlling interest	1,179	1,261
Accumulated deficit	(150,978)	(143,077)
Accumulated other comprehensive loss	(3,305)	(6,206)
Total stockholders' equity	56,260	61,289
Total liabilities, non-controlling interest, and stockholders' equity	$64,889	$69,850

The accompanying notes are an integral part of the consolidated financial statements.

CCUR Holdings, Inc.

Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Merchant cash advance fees and other revenue	$1,046	$1,440	$1,714	$2,888
Interest on mortgage and commercial loans	151	347	393	630
Total revenues	1,197	1,787	2,107	3,518
Operating expenses:
Selling, general, and administrative	1,202	1,307	2,287	2,641
Amortization of purchased intangibles	96	119	193	239
Change in fair value of contingent consideration	-	(410)	-	(400)
Provision for credit losses on advances	13,775	180	13,827	396
Total operating expenses	15,073	1,196	16,307	2,876
Operating (loss) income	(13,876)	591	(14,200)	642

Other interest income	679	2,145	2,039	4,282
Realized gain on investments, net	876	843	1,408	1,919
Unrealized gain (loss) on equity securities, net	2,285	(627)	1,240	(158)
Other income, net	30	65	105	66
(Loss) income before income taxes and equity in net loss from equity method investment	(10,006)	3,017	(9,408)	6,751

Equity in net loss from equity method investment	53	-	53	-
(Benefit) provision for income taxes	(1,725)	(17)	(1,494)	156

Net (loss) income	(8,334)	3,034	(7,967)	6,595

Less: Net loss (income) attributable to non-controlling interest	1	(297)	23	(452)
				.
Net (loss) income attributable to CCUR Holdings, Inc. stockholders	$(8,333)	$2,737	$(7,944)	$6,143
(Loss) earnings per share attributable to CCUR Holdings, Inc. stockholders:
Basic	$(0.95)	$0.31	$(0.90)	$0.70
Diluted	$(0.95)	$0.31	$(0.90)	$0.70

Weighted average shares outstanding - basic	8,800,171	8,758,710	8,798,928	8,757,433
Weighted average shares outstanding - diluted	8,800,171	8,840,870	8,798,928	8,825,583

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Net (loss) income	$(8,334)	$3,034	$(7,967)	$6,595

Other comprehensive (loss) income:
Net unrealized gain (loss) on available for sale investments, net of tax	3,964	(1,438)	3,236	(1,609)
Foreign currency translation adjustment	(127)	(42)	(241)	56
Pension and post-retirement benefits	(49)	(46)	(94)	44
Other comprehensive income (loss):	3,788	(1,526)	2,901	(1,509)

Comprehensive (loss) income	(4,546)	1,508	(5,066)	5,086

Comprehensive loss (income) attributable to non-controlling interest	1	(297)	23	(452)

Comprehensive (loss) income attributable to CCUR Holdings, Inc. stockholders	$(4,545)	$1,211	$(5,043)	$4,634

The accompanying notes are an integral part of the consolidated financial statements ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Three Months Ended December 31, 2020
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at September 30, 2020	8,797,671	$88	$209,283	$(142,674)	$(7,093)	$1,224	$60,828
Share-based compensation expense			166				166
Lapse of restrictions on restricted stock	41,673						-
Forfeitures of restricted stock			(161)				(161)
Forfeitures of stock options			(12)				(12)
Dividends forfeited with restricted stock forfeitures				29			29
Distributions to non-controlling interest						(44)	(44)
Other comprehensive (loss) income, net of taxes:
Net loss				(8,333)		(1)	(8,334)
Unrealized gain on available-for-sale investments					3,964		3,964
Foreign currency translation adjustment					(127)		(127)
Pension plan					(49)		(49)
Total comprehensive loss							(4,546)
Balance at December 31, 2020	8,839,344	$88	$209,276	$(150,978)	$(3,305)	$1,179	$56,260

	Three Months Ended December 31, 2019
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at September 30, 2019	8,756,156	$87	$208,980	$(147,389)	$(6,562)	$917	$56,033
Share-based compensation expense			96				96
Lapse of restrictions on restricted stock	5,000						-
Other comprehensive income, net of taxes:
Net income				2,737		297	3,034
Unrealized loss on available-for-sale investments					(1,438)		(1,438)
Foreign currency translation adjustment					(42)		(42)
Pension plan					(46)		(46)
Total comprehensive income							1,508
Balance at December 31, 2019	8,761,156	$87	$209,076	$(144,652)	$(8,088)	$1,214	$57,637

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Six Months Ended December 31, 2020
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2020	8,797,671	$88	$209,223	$(143,077)	$(6,206)	$1,261	$61,289
Share-based compensation expense			292				292
Lapse of restrictions on restricted stock	41,673						-
Forfeitures of restricted stock			(227)				(227)
Forfeitures of stock options			(12)				(12)
Dividends forfeited with restricted stock forfeitures				43			43
Distributions to non-controlling interest						(59)	(59)
Other comprehensive (loss) income, net of taxes:
Net loss				(7,944)		(23)	(7,967)
Unrealized gain on available-for-sale investments					3,236		3,236
Foreign currency translation adjustment					(241)		(241)
Pension plan					(94)		(94)
Total comprehensive loss							(5,066)
Balance at December 31, 2020	8,839,344	$88	$209,276	$(150,978)	$(3,305)	$1,179	$56,260

	Six Months Ended December 31, 2019
					Accumulated
	Common Stock		Capital In		Other	Non-
		Par	Excess Of	Accumulated	Comprehensive	Controlling
	Shares	Value	Par Value	Deficit	Income (Loss)	Interest	Total
Balance at June 30, 2019	8,756,156	$87	$208,881	$(150,795)	$(6,579)	$762	$52,356
Share-based compensation expense			195				195
Lapse of restrictions on restricted stock	5,000						-
Other comprehensive income, net of taxes:
Net income				6,143		452	6,595
Unrealized loss on available-for-sale investments					(1,609)		(1,609)
Foreign currency translation adjustment					56		56
Pension plan					44		44
Total comprehensive income							5,086
Balance at December 31, 2019	8,761,156	$87	$209,076	$(144,652)	$(8,088)	$1,214	$57,637

The accompanying notes are an integral part of the consolidated financial statements.

ccur holdings, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended December 31,
	2020	2019

Cash flows (used in) provided by operating activities:
Net (loss) income	$(7,967)	$6,595
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	204	242
Share-based compensation expense, net of forfeitures	53	195
Provision for credit losses on advances	13,827	396
Deferred taxes	(1,999)	238
Non-cash accretion of interest income	(915)	(2,366)
Payment-in-kind interest income	(265)	(483)
Realized gain on investments, net	(1,408)	(1,919)
Unrealized (gain) loss on investments, net	(1,240)	158
Change in fair value of contingent consideration	-	(400)
Equity in net loss from unconsolidated investment	53	-
Foreign exchange transaction losses	17	-
(Increase) decrease in assets:
Prepaid expenses and other current assets	(636)	(829)
Other long-term assets	390	43
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(24)	226
Pension and other long-term liabilities	(186)	(16)
Net cash (used in) provided by operating activities	(96)	2,080

Cash flows provided by investing activities:
Origination and fundings of mortgage and commercial loans receivable	(2,432)	(2,750)
Collections of mortgage and commercial loans receivable	4,282	2,554
Fundings of cash advances receivable	(7,860)	(14,829)
Collections of cash advances receivable	6,583	14,823
Investment in operating business	(195)	-
Investment in equity affiliate	(3,903)	-
Proceeds from sale or maturity of securities	18,234	3,893
Purchases of securities	(7,609)	(1,509)
Other investing cash flows	(28)	(289)
Net cash provided by investing activities	7,072	1,893

Cash flows used in financing activities:
Dividends paid	(2)	(1)
Member distributions	(59)	-
Net cash used in financing activities	(61)	(1)

Effect of exchange rates on cash and cash equivalents	(28)	(12)

Increase in cash and cash equivalents	6,887	3,960
Cash and cash equivalents - beginning of year	9,336	8,083
Cash and cash equivalents - end of period	$16,223	$12,043

Cash paid during the period for:
Interest	$-	$40
Income taxes, net of refunds	$51	$205

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

We are a holding company owning and seeking to own subsidiaries engaged in a variety of business operations. Following the disposition of our legacy operating businesses in calendar year 2017, we began identifying business alternatives to redeploy the proceeds of such divestitures. As of December 31, 2020, we had two existing operating segments: (i) merchant cash advances (“MCA”) and other financial services operations, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate operations, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

As of December 31, 2020, we hold a 51% interest in LMCS, with the remaining 49% held by AZOKKB, LLC (formerly named LuxeMark Capital, LLC and herein referenced as “Old LuxeMark”). Through LMCS, we manage a network of MCA funders (“Funders”) and syndicate participants who provide those Funders with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to Funders, the proceeds of which are used by the Funders to fund MCAs. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting, and legal support to LMCS. On July 17, 2020, LMCS entered into a series of transactions resulting in its recapitalization. The transactions included an amendment to LMCS’ operating agreement that reduced our ownership from 80% to 51% of LMCS and the grant by us to LMCS’ non-controlling member of a right to purchase our remaining equity interests in LMCS upon the occurrence of certain conditions, including, without limitation, the repayment of an intercompany note from us to LMCS. The transactions also included (i) the waiver of LMCS’ obligations to pay contingent consideration to the non-controlling member, (ii) the termination of certain warrants to purchase our capital stock held by certain affiliates of the non-controlling member, (iii) the assignment of certain contractual rights of LMCS to the non-controlling member, and (iv) the amendment of an intercompany note from us to LMCS. All conditions required for the non-controlling member to have the right to repurchase LMCS have been met as of the filing date of this report, with the exception of the repayment of the intercompany note. We are reviewing our strategic options with respect to continued participation in the MCA industry.

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

The unaudited consolidated financial statements included herein have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of June 30, 2020 was derived from our audited consolidated financial statements. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 15, 2020.

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

We have the intent and ability to hold these loans to maturity or payoff, and as such, have classified these loans as held-for-investment. These loans are reported on the balance sheet at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and deferred fees or costs. As of December 31, 2020, we have not recorded any charge-offs, and believe that an allowance for loan losses is not required.

Land Investment

Land investment assets are stated at acquired cost. Pre-acquisition and development costs are capitalized. Gains and losses resulting from the disposition of real estate are included in operations. As of December 31, 2020, all land held by the Company is considered to be held for use and development.

Equity Method Investments

Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Under the equity method of accounting, the Company does not consolidate the investment’s financial statements within its consolidated financial statements. Equity method investments are initially recorded at cost, then our proportional share of the underlying net income or loss is recorded as equity in net loss from equity method investments in our statement of operations, with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. There were no indicators of impairment related to our equity method investments for the three and six months ended December 31, 2020.

Basic and Diluted Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during each fiscal period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during each fiscal period including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Weighted-average common share equivalents of 8,179 and 7,598 for the three months ended December 31, 2020 and 2019, respectively, and 10,021 and 8,644 for the six months ended December 31, 2020 and 2019, respectively, were excluded from the calculation, as their effect would have been anti-dilutive.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Basic weighted-average number of shares outstanding	8,800,171	8,758,710	8,798,928	8,757,433
Effect of dilutive securities:
Restricted stock	-	82,160	-	68,150
Diluted weighted-average number of shares outstanding	8,800,171	8,840,870	8,798,928	8,825,583

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

We provide fair value measurement disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement. Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and June 30, 2020 are as follows:

	As of December 31, 2020 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

	(Amounts in thousands)
Cash	$14,886	$14,886	$-	$-
Money market funds	1,337	1,337	-	-
Cash and cash equivalents	$16,223	$16,223	$-	$-

Common stock and common stock options	$8,396	$8,396	$-	$-
Preferred stock	4,873	2,187	-	2,686
Equity investments	$13,269	$10,583	$-	$2,686

Corporate debt	$12,893	$-	$12,893	$-
Available-for-sale investments	$12,893	$-	$12,893	$-

	As of June 30, 2020 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

	(Amounts in thousands)
Cash	$4,473	$4,473	$-	$-
Money market funds	4,863	4,863	-	-
Cash and cash equivalents	$9,336	$9,336	$-	$-

Common stock and common stock options	$4,489	$4,489	$-	$-
Preferred stock	2,883	-	-	2,883
Equity investments	$7,372	$4,489	$-	$2,883

Corporate debt	$21,429	$-	$21,429	$-
Available-for-sale investments	$21,429	$-	$21,429	$-

The carrying amounts of certain financial instruments, including cash equivalents, MCAs, and other advances, approximate their fair values due to their short-term nature. Included in available-for-sale securities is a loan which we purchased from the syndicated loan market. Quotations are available for this security on the syndicated loan market. During the three months ended December 31, 2020, this loan was exchanged for a preferred stock investment. The fair value of our syndicated portion of this loan was $0 and $3,240,000 as of December 31, 2020 and June 30, 2020, respectively. The Company’s assets and obligations measured at fair value using Level 3 inputs were valued at $2,686,000 as of December 31, 2020 and $2,883,000 as of June 30, 2020.

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 ($ amounts in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Equity securities, fair value
Preferred stock	$2,686	cost, or observable price changes	not applicable	not applicable

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

Recently Issued and Adopted Accounting Guidance

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. We adopted the new guidance effective July 1, 2020, with no impact on our consolidated financial statements or disclosures.

Recent Accounting Guidance Not Yet Adopted

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs (“ASU 2020-08”), and ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). ASU 2020-08 and ASU 2020-10 provide changes to clarify or improve existing guidance. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact that ASU 2020-08 and ASU 2020-10 will have on our consolidated financial statements and disclosures.

3.	Investments

Fixed-Maturity and Equity Securities Investments

The following tables provide information relating to investments in fixed-maturity and equity securities:

December 31, 2020	Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Amounts in thousands)
Equity securities
Common stock and common stock options	$9,577	$1,119	$(2,300)	$8,396
Preferred stock	4,709	1,757	(1,593)	4,873
Total equity securities	$14,286	$2,876	$(3,893)	$13,269

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$13,880	$443	$(1,430)	$12,893
Total fixed-maturity securities	$13,880	$443	$(1,430)	$12,893

June 30, 2020	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)
Equity securities
Common stock and common stock options	$6,746	$203	$(2,460)	$4,489
Preferred stock	2,883	-	-	2,883
Total equity securities	$9,629	$203	$(2,460)	$7,372

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed-maturity securities
Corporate debt	$26,594	$455	$(5,620)	$21,429
Total fixed-maturity securities	$26,594	$455	$(5,620)	$21,429

During the three months ended December 31, 2020, we reported unrealized gains on equity securities, net, of $2,285,000 within our consolidated statements of operations. During the three months ended December 31, 2019, we reported unrealized losses on equity securities, net, of $627,000 within our consolidated statements of operations. During the three months ended December 31, 2020 and 2019, we reported $876,000 and $843,000 realized gains on the sale of debt and equity securities within our consolidated statements of operations, respectively.

During the six months ended December 31, 2020, we reported unrealized gains on equity securities, net, of $1,240,000 within our consolidated statements of operations. During the six months ended December 31, 2019, we reported unrealized losses on equity securities, net, of $158,000 within our consolidated statements of operations. During the six months ended December 31, 2020 and 2019, we reported $1,408,000 and $1,919,000 realized gains on the sale of debt and equity securities within our consolidated statements of operations, respectively.

Maturities of Fixed-Maturity Securities Available-for-Sale

The amortized cost and fair values of fixed-maturity securities available for sale as of December 31, 2020 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed-Maturity Securities

	Amortized Cost	Fair Value

	(Amounts in thousands)
Due after one year through three years	$5,698	$4,268
Due after three years through five years	-	-
Due after five years through ten years	8,182	8,625
Total fixed-maturity securities	$13,880	$12,893

4.	Mortgage and Commercial Loans Receivable

We had $3,738,000 of loan assets as of December 31, 2020, of which $1,958,000 were mortgage loans secured by real property in certain markets throughout the United States, and the remaining balance was comprised of loans to Funders. Summaries of mortgage loan activity for the six months ended December 31, 2020 and 2019 are as follows:

Mortgage Loans Receivable

	Principal Balance	Deferred Fees/ Prepaid Interest	Accrued Interest	Carrying Value

	(Amounts in thousands)
Balance at July 1, 2020	$1,738	$(86)	$43	$1,695
Additions during the period:
New mortgage loans	2,432	-	-	2,432
Additions to deferred fees	-	(40)	-	(40)
Amortization of deferred fees	-	43	-	43
Interest due at maturity	-	-	12	12
Deductions during the period:
Collections of principal	(2,184)	-	-	(2,184)
Balance at December 31, 2020	$1,986	$(83)	$55	$1,958

Balance at July 1, 2019	$4,195	$(84)	$3	$4,114
Additions during the period:
Amortization of deferred fees	-	67	-	67
Interest due at maturity	-	-	-	-
Deductions during the period:
Collections of principal	(2,554)	-	-	(2,554)
Balance at December 31, 2019	$1,641	$(17)	$3	$1,627

Summaries of loan activity to Funders for the six months ended December 31, 2020 and 2019 are as follows (amounts in thousands):

Other Loans Receivable

Balance at July 1, 2020	$3,878
Deductions during the period:
Collections of principal	(2,098)
Balance at December 31, 2020	$1,780

Balance at July 1, 2019	$2,750
Additions during the period:
Borrowings	2,750
Balance at December 31, 2019	$5,500

Loans reported under “Other Loans Receivable” have two-year, interest-only terms, bearing interest at 17.0% per annum, and are to a single Funder. The borrower may pay down principal without incurring a prepayment penalty and paid down $2,098,000 of principal during the six months ended December 31, 2020. See Note 16 for further discussion.

5.	Advances Receivable, net

Total advances receivable, net, as of December 31, 2020, consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value

	(Amounts in thousands)
Merchant cash advances	$120	$-	$(9)	$111
Aviation advances	13,760	-	(13,760)	-
Advances receivable, net	$13,880	$-	$(13,769)	$111

Total advances receivable, net, as of June 30, 2020, consisted of the following:

			Provision
	Advance	Deferred	for Credit	Carrying
	Principal	Fees	Losses	Value

	(Amounts in thousands)
Merchant cash advances	$1,919	$-	$(124)	$1,795
Aviation advances	10,000	(359)	-	9,641
Advances receivable, net	$11,919	$(359)	$(124)	$11,436

As of December 31, 2020, 100% of MCAs in which we hold a participation interest were funded through a single Funder. As of June 30, 2020, 100% of MCAs in which we held a participation interest were funded through three Funders.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for MCA credit losses are as follows (amounts in thousands):

Allowance for credit losses, July 1, 2020	$124
Provision for credit losses	13,827
Receivables charged off	(99)
Recoveries of receivables previously charged off	1
Sale of portfolios	(84)
Effects of exchange rate differences	1
Allowance for credit losses, December 31, 2020	$13,770

Allowance for credit losses, July 1, 2019	$736
Provision for credit losses	396
Receivables charged off	(911)
Recoveries of receivables previously charged off	138
Allowance for credit losses, December 31, 2019	$359

During the six months ended December 31, 2020 and 2019, we provided $9,000,000 and $8,000,000 of gross advances, respectively, to fund aircraft purchasers’ deposits to purchase aircraft in exchange for paying us a fee and a guaranty of the full repayment obligation from the principal of a third-party business. These deposits are typically outstanding for less than six months. The prepaid fees are netted against the principal balance, earned over the advance period, and reported as part of MCA and other financial services income within the accompanying consolidated statements of operations. During the six months ended December 31, 2020 and 2019, we collected $5,000,000 and $3,000,000, respectively, of these advances. See Note 16 for further discussion.

6.	Equity Method Investments

Our investment in Spartacus Sponsor LLC (the “Sponsor”) of $3,850,000 is accounted for under the equity method and is included within equity method investment in our consolidated balance sheet as of December 31, 2020. Our ownership percentage in the Sponsor, which is recorded under the equity method investment, is 38.5%. The Company could potentially increase its investment through grants of additional units up to 44.5% subject to certain return hurdles for the Sponsor. As of December 31, 2020, the Sponsor controls all of the founders’ shares of Spartacus Acquisition Corporation (“Spartacus”). During the three and six months ended December 31, 2020, we recorded $53,000 of losses from this investment as equity in net loss from equity method investment within our consolidated statements of operations.

On October 19, 2020, Spartacus completed its initial public offering (“IPO”). In connection with the IPO, the Sponsor, of which the Company is a Managing Member and holds 50% voting control, purchased 8,104,244 warrants at a price of $1.00 per warrant. Each warrant is exercisable into one share of Spartacus’ Class A common stock at a price of $11.50 per share. Spartacus is a newly organized special-purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which is referred to as an initial business combination.

Summarized financial information relating to our equity method investment is as follows (amounts in thousands):

	Three Months Ended December 31,	Six Months Ended December 31,
	2020	2020
Statements of Operations:

Operating loss	$138	$138
Net loss	$138	$138

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020
(Amounts in thousands)
Balance Sheets:

Current assets	$204,162
Current liabilities	10
Long-term liabilitiies	199,286

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2020 and June 30, 2020 consisted of the following:

	December 31, 2020	June 30, 2020
	(Amounts in thousands)

Accounts payable, trade	$228	$294
Lease liability, short-term portion	75	225
Dividends payable, short-term portion	37	53
Unrecognized income from research and development tax credits	20	35
Accrued compensation	287	29
Other accrued expenses	43	167
Total accounts payable and accrued expenses	$690	$803

8.	Pensions

Defined-Benefit Plans

The following table provides the components of net periodic benefit cost of our German defined-benefit pension plans recognized in earnings for the three and six months ended December 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest cost	$10	$8	$19	$15
Expected return on plan assets	1	(1)	2	(2)
Recognized actuarial loss	22	22	44	44
Net periodic benefit cost	$33	$29	$65	$57

9.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2000.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The domestic and foreign components of (loss) income before income taxes and equity in net loss from equity method investment are as follows (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

United States	$(9,965)	$3,058	$(9,349)	$6,832
Foreign	(41)	(41)	(59)	(81)
(Loss) income before income taxes and equity in net loss from equity method investment	$(10,006)	$3,017	$(9,408)	$6,751

The components of the provision for income taxes are as follows (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Domestic	$(1,725)	$(17)	$(1,494)	$156
Foreign	-	-	-	-
Total	$(1,725)	$(17)	$(1,494)	$156

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

As of June 30, 2020, we had state NOL carryforwards of $22,856,000 and foreign NOL carryforwards of $8,258,000. The state NOL carryforwards expire according to the rules of each state, and expiration will occur at various dates through our fiscal year 2037. The foreign NOL carryforwards expire according to the rules of each country. As of June 30, 2020, the foreign NOLs can be carried forward indefinitely in each country, although some countries do restrict the amount of NOL that can be used in a given tax year.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits

We have evaluated our unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months ended December 31, 2020.

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

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant. We recognize stock compensation expense in accordance with ASU 2018-07, Compensation – Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. As of December 31, 2020, there were 733,706 shares available for future grant under the Stock Plan.

During the three months ended December 31, 2020, we recorded a reduction of $6,000 of stock-based compensation expense to selling, general, and administrative expense due to forfeitures exceeding expenses. During the three months ended December 31, 2019, we recorded $96,000 of stock-based compensation expense to selling, general, and administrative expense. During the six months ended December 31, 2020 and 2019, we recorded $53,000 and $195,000, respectively, of stock-based compensation expense. Our stock-based compensation expense results from the issuance of stock options and restricted stock to employees and board members during the current and prior years, for which expense is recognized over the respective vesting periods of the granted stock and options.

Restricted Stock Awards

A summary of our restricted stock activity for the six months ended December 31, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value
Non-vested at July 1, 2020	204,190	$4.41
Granted	45,000	2.95
Vested	(41,673)	4.57
Forfeited	(86,513)	4.36
Non-vested at December 31, 2020	121,004	$3.85

Total remaining compensation cost of restricted stock awards issued but not yet vested as of December 31, 2020 was $219,000, which is expected to be recognized over the weighted-average recognition period of 2.31 years.

Stock Options

During the three and six months ended December 31, 2020, 5,000 unvested stock options were forfeited, and 10,000 vested stock options expired. During the three and six months ended December 31, 2020 and 2019, there were no grants or exercises of stock options. During the three and six months ended December 31, 2019, there were no forfeitures of stock options. As of December 31, 2020, there were no stock options outstanding.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stock Repurchase Plan

On March 5, 2018, the Company announced its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. In February 2019 we completed the purchase of the authorized 1,000,000 shares, and the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock under a new repurchase program that replaces and supersedes the prior repurchase program. Repurchases may be made at the discretion of management through open market or privately negotiated transactions or any combination of the same. Open market purchases may be made pursuant to trading plans subject to the restrictions and protections of Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program does not have an expiration date. No purchases were made under this program during the three or six months ended December 31, 2020. As of December 31, 2020, there were 364,298 shares available for repurchase under the program.

12.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of taxes, for the six months ended December 31, 2020:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Unrealized Loss on Investments	Total

	(Amounts in thousands)
Balance at June 30, 2020	$(1,517)	$523	$(5,212)	$(6,206)
Other comprehensive income (loss)	44	(379)	4,178	3,843
Effect of deferred taxes on unrealized losses	-	-	(942)	(942)
Effect of exchange rates on the pension plans	(138)	138	-	-
Net current period other comprehensive (loss) income	(94)	(241)	3,236	2,901
Balance at December 31, 2020	$(1,611)	$282	$(1,976)	$(3,305)

13.	Segments

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

Segment operating results are as follows (amounts in thousands):

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Segment revenue:
Advance income	$927	$990	$1,466	$1,795
Syndication fees	85	388	214	938
Interest on loans to Funders	105	235	253	439
Other MCA revenue	34	62	34	155
MCA and other financial services operations revenues	1,151	1,675	1,967	3,327
Real estate operations revenues	46	112	140	191
Consolidated revenues	1,197	1,787	2,107	3,518

Segment operating expenses:
Selling, general, and administrative	41	369	233	723
Change in fair value of contingent consideration	-	(470)	-	(370)
Amortization of purchased intangibles	96	119	193	239
Provision for credit losses on advances	13,775	181	13,827	396
MCA and other financial services operations	13,912	199	14,253	988
Real estate operations	-	-	-	-
Add:
Corporate expenses	1,161	997	2,054	1,888
Consolidated operating expenses	15,073	1,196	16,307	2,876

Segment operating (loss) income:
MCA and other financial services operations	(12,761)	1,476	(12,286)	2,339
Real estate operations	46	112	140	191
Add:
Corporate	(1,161)	(997)	(2,054)	(1,888)
Consolidated operating (loss) income	$(13,876)	$591	$(14,200)	$642

Segment assets are as follows:

	December 31, 2020	June 30, 2020

	(Amounts in thousands)
Segment assets:
MCA and other financial services	$5,353	$19,287
Real estate	17,497	9,275
Add:
Corporate assets	44,175	48,065
Corporate intercompany loan to LMCS	(2,136)	(6,777)
Total consolidated assets	$64,889	$69,850

14.	Leases

The Company leases office space in Duluth, Georgia. The Duluth, Georgia lease expires in 2025. For leases with a term of 12 months or less, we made an accounting policy election not to recognize lease assets and lease liabilities. During the three months ended December 31, 2020, the Company terminated its lease in New York New York, and forfeited its $46,000 security deposit related to that lease. The following information represents the amounts included in the financial statements related to leases (amounts in thousands):

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost	$(25)	$54	$34	$109

Gross sublease income	-	48	4	100
Operating cash flows from operating leases	(19)	(6)	(74)	(9)

Operating lease cost is reported as part of selling, general, and administrative expenses on the consolidated statements of operations. Sublease income is reported as a reduction of selling, general, and administrative expenses on the consolidated statements of operations. Operating cash flows from leases are reported as part of net income (loss) on the consolidated statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities are reported as part of other long-term assets on the consolidated balance sheets. The short-term portions of the operating lease liabilities are reported as part of accounts payable and accrued expenses on the consolidated balance sheets. The long-term portions of the operating lease liabilities are reported as part of other long-term liabilities on the consolidated balance sheets. The weighted-average remaining lease term for operating leases as of December 31, 2020 is 54 months. The weighted-average annual discount rate used for operating leases as of December 31, 2020 is 6.5%.

As of December 31, 2020, lease payments for operating leases for the next five years are as follows (amounts in thousands):

Fiscal Year Ending June 30	Amount
2021	$37
2022	75
2023	77
2024	79
2025	81

The total lease liability on the consolidated balance sheets as of December 31, 2020 is $367,000. Total unrecognized expected interest expense related to leases is $46,000.

15.	Commitments and Contingencies and Related Party Transactions

Commitments and Contingencies

Severance Arrangements

Pursuant to the terms of the employment agreement with our President and COO, employment may be terminated either by the employee or by the Company at any time. In the event the agreement is terminated by us without cause, or in certain circumstances terminates constructively or expires, our President and COO will receive severance compensation for a period of six months. Additionally, if terminated, our President and COO will continue to receive the employer portion of health coverage during the severance period. As of December 31, 2020, the maximum contingent liability under this agreement was $99,000.

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inadvertent Investment Company

We do not believe that we are engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in the business of investing, reinvesting, or trading in securities. However, with the assistance of the Asset Manager, as defined below, we hold excess liquid resources in marketable securities to preserve resources needed to acquire operating businesses or assets and fund our finance and real estate activities. The Board of Directors and management monitor the Company’s status relative to the inadvertent investment company test under the Investment Company Act of 1940 (the “ICA”) and believe that the Company is not, and as of December 31, 2020 was not, an inadvertent investment company based on the assets test under Section 3(a)(1)(C) of the ICA.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Omnibus Amendment modified the granted SARs’ and future SAR grants’ vesting criteria by removing the performance condition of a qualifying change of control so that SARs are exercisable upon grant. With this modification, the Company recorded $2,552,000 of compensation expense during the fourth quarter of our fiscal year 2020 attributable to SARs for which vesting was previously subject to a qualifying change of control. Additionally, the Company recorded $289,000 of expense during the three months ended June 30, 2020 for the 90,310 cash-settled SARs that it granted to the Asset Manager during the three months ended September 30, 2020 as compensation for the Management Fee during the three months ended June 30, 2020. During the three and six months ended December 31, 2020, the Company also recorded $287,000 and $603,000, respectively, of expense as compensation for the Management Fee, and $116,000 and $214,000, respectively, of reductions of expense related to revaluation of previously issued SARs. These expenses are included in selling, general, and administrative expenses on the consolidated statements of operations. $2,915,000 and $2,841,000 are accrued as management fee payable on our consolidated balance sheets as of December 31, 2020 and June 30, 2020, respectively.

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

CCUR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Subsequent Events

Wright Brothers Aircraft Title, Inc. (“Wright Brothers”)

Since August 2018, the Company has been providing fully refundable deposits into the aircraft finance market, which are used during the initial due diligence period for aircraft (“aviation deposits”). The Company has financed 12 transactions, each of which has utilized the services of Wright Brothers, based in Oklahoma City, Oklahoma, as the escrow agent. Prior to January 12, 2021, each aviation deposit funded by the Company had been collected under the contractually agreed upon terms.

On January 12, 2021, the Company was due to collect $8,500,000 in aviation deposits from Wright Brothers. Upon inquiry to Wright Brothers and following repeated unsuccessful attempts to contact it or its principal, Debbie Mercer-Erwin, the Company learned that on or about December 17, 2020, Ms. Mercer-Erwin had been arrested by law enforcement and that all assets of Wright Brothers had been frozen.

In addition to the deposit funds mentioned above, the Company was also due to collect a further $5,500,000 in aviation deposits from Wright Brothers on January 25, 2021.

As reported in an 8-K filed on January 26, 2021, the Company has been unable to recover $13,761,000 of aviation deposits.

Based on an examination of all information currently available to the Company, the Company has determined that it is probable a loss has occurred related to its aviation deposits. Due to the limited information available and uncertainty related to the specific sources of recovery and their timing, the Company is unable to make the determination that any amount of recovery is probable. As a result, the Company’s Board of Directors and management determined on February 6, 2021 that the appropriate action is a full write-down of its aviation deposits during the three and six months ended December 31, 2020. The write-down is reported as part of provision for credit losses on advances on the consolidated statements of operations.

The Company expects to aggressively pursue all remedies for recovery, including those related to insurance and actions against all parties that may have contributed to the loss of the aviation deposits.

Amendment to Management Agreement

On January 6, 2021, the Company amended the Management Agreement to allow the Asset Manager to choose the method of payment of the Management Fee as either cash or a grant of SARs.

Legal action

On February 9, 2021, LMCS was served with an action in New York County, New York, alleging that LMCS was jointly liable for approximately $456,000, plus other costs and interests, under a contract entered into by LuxeMark, LLC., from whom LMCS purchased certain assets.

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

Overview

As of December 31, 2020, we operate with two business segments: (i) merchant cash advances (“MCA”) and other financial services, conducted primarily through our subsidiary LM Capital Solutions, LLC (d/b/a “LuxeMark Capital”) (“LMCS”), and (ii) real estate, conducted through our subsidiary Recur Holdings LLC (“Recur”) and its subsidiaries.

As of December 31, 2020, we hold a 51% interest in LMCS, with the remaining 49% held by AZOKKB, LLC (formerly named LuxeMark Capital, LLC and herein referenced as “Old LuxeMark”). Through LMCS, we manage a network of MCA funders (the “Funders”) and syndicate participants who provide those Funders with capital by purchasing participation interests in or co-funding MCA transactions. In addition, we provide loans to Funders, the proceeds of which are used by the Funders to fund MCAs. LMCS’ daily operations are led by the three principals of Old LuxeMark. CCUR provides operational, accounting, and legal support to LMCS. On July 17, 2020, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of a master promissory note issued by LMCS to us, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration. We are reviewing our strategic options with respect to continued participation in the MCA industry.

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

Our MCA and other financial services segment experienced a decline in revenues during the three and six months ended December 31, 2020, which management believes is predominantly due to the economic uncertainties caused by the pandemic, and we anticipate our MCA revenues will continue to be adversely affected while major parts of the U.S. economy are restricted by mandatory business shutdowns and/or stay-at-home orders, as well as other effects of the pandemic. We and our finance partners decreased our volume of new funding arrangements while evaluating the effect of the current economic uncertainties on the MCA business and its customers during the three and six months ended December 31, 2020. During the fourth quarter of our fiscal year 2020, management concluded that it would not resume funding MCAs with Funders and would focus our MCA efforts exclusively on MCA syndication fee income generated by our LMCS business unit. Our reduced participation in MCA funding through Funders reduces our syndication fee income and revenue from direct funding of MCAs. We anticipate continued lower funding of new MCAs and reduced collection volume on outstanding MCAs until the economic situation caused by the pandemic stabilizes and a greater level of economic activity returns. Additionally, while Funders modified their underwriting criteria during the fourth quarter of our fiscal year ended June 30, 2020 and focused new funding on businesses that have been deemed “essential services” during the pandemic, it remains to be seen whether essential businesses will pursue MCAs at levels sufficient to offset the declines in MCA collections for the foregoing reasons.

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

Our real estate-related revenues have continued to remain stable during the three and six months ended December 31, 2020 and we believe that our real estate borrowers will continue to be able to service their real estate loans. We continue to develop real estate for future sale. While we do not believe that any of these projects warrant impairment charges or other reserves at this point, we do expect that the economic impact of the pandemic will result in a delay in the eventual sale of this real estate.

In August 2020, we established CCUR Aviation Finance, LLC, a wholly owned subsidiary through which we operate our aviation funding business. Since August 2018, we have been providing fully refundable deposits into the aircraft finance market, which are used during the initial due diligence period for aircraft (“aviation deposits”). We have financed 12 transactions, each of which has utilized the services of Wright Brothers, based in Oklahoma City, Oklahoma, as the escrow agent. Prior to January 12, 2021, each aviation deposit we provided had been returned on time and without incident.

On January 12, 2021, we were due the return of $8,500,000 in aviation deposits. Upon inquiry to Wright Brothers and following repeated unsuccessful attempts to contact it or its principal, Debbie Mercer-Erwin, we learned that on or about December 17, 2020, Ms. Mercer-Erwin had been arrested by law enforcement and that all assets of Wright Brothers had been frozen.

In addition to the deposit funds mentioned above, we were also due the return of a further $5,500,000 in aviation deposits on January 25, 2021.

We are currently fully cooperating with authorities to expedite the return of all aviation deposits that were due. We have been told by authorities that we are not the subject of any investigations related to Ms. Mercer-Erwin or Wright Brothers. Based on an examination of all information currently available to us, we have determined that it is probable a loss has occurred related to our aviation deposits. Due to the limited information available and uncertainty related to the specific sources of recovery and their timing, we are unable to make the determination that any amount of recovery is probable. As a result, our Board of Directors and management determined on February 6, 2021 that the appropriate action is a full write-down of our aviation deposits during the three and six months ended December 31, 2020. The write-down is reported as part of provision for credit losses on advances on the consolidated statements of operations.

We expect to aggressively pursue all remedies for recovery, including those related to insurance and actions against all parties that may have contributed to the loss of the aviation deposits. Since the loss of our aviation deposits held by Wright Brothers, we are re-evaluating our aviation funding business.

Through most of the three and six months ended December 31, 2020, we have continued to actively evaluate and engage with potential acquisition target candidates; however, the pandemic has delayed our due diligence process by impeding our ability to participate in in-person visits and physical tours and complicating our ability to place valuations on targets given the uncertainty in the global markets. We expect this uncertainty to continue over the next few months. Thus, while we have not experienced a significant slowing of merger and acquisition activity, any acquisitions that we decide to pursue may take longer to consummate.

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

Equity Method Investments

Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Under the equity method of accounting, the Company does not consolidate the investment’s financial statements within its consolidated financial statements. Equity method investments are initially recorded at cost, then our proportional share of the underlying net income or loss is recorded as equity in net income or loss from equity method investments in our statement of operations, with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. There were no indicators of impairment related to our equity method investments for the three and six months ended December 31, 2020.

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

Three Months Ended December 31, 2020 in Comparison to the Three Months Ended December 31, 2019

Consolidated Revenues and Income. During the three months ended December 31, 2020, we generated $1,197,000 of total revenue, compared to $1,787,000 in the three months ended December 31, 2019, with the decline driven largely by our decreasing participation in the MCA industry. Our net loss for the three months ended December 31, 2020 was $8,333,000, compared to net income of $2,737,000 for the three months ended December 31, 2019. This decrease was primarily attributable to aviation advance loss provisions, reductions of revenue and other interest income, and an increase in operating expenses due primarily to increased management and performance fees. Additionally, the three months ended December 31, 2019 included an adjustment for the decrease in fair value of contingent consideration for which the agreement was terminated during the fourth quarter of the fiscal year ended June 30, 2020. This was offset by increases in realized gains on sales of securities and unrealized gains on equity securities.

MCA and Other Financial Services Segment Revenues. We generated $1,151,000 of revenue from MCA and other financial services operations during the three months ended December 31, 2020, compared to $1,675,000 during the three months ended December 31, 2019. During the year ended June 30, 2020, management concluded that it would not resume funding MCAs with Funders. This resulted in a decrease of MCA revenue during the current period. Our MCA and other financial services operations revenues for the three months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,
	2020	2019

	(Amounts in thousands)
MCA and other financial services revenue	$927	$990
Syndication fee revenue	85	388
Fee income on MCA leads generation	34	62
MCA fees and other revenue	1,046	1,440
Interest on loans to MCA originators	105	235
Total MCA and other financial services operations segment revenue	$1,151	$1,675

MCA revenue from interest on loans to Funders is categorized as MCA and other financial services operations revenue for segment reporting purposes but reported as interest on mortgage and commercial loans within our consolidated statements of operations.

Revenues from each of the revenue sources within our MCA segment decreased with the onset of the COVID-19 pandemic. We experienced declines of MCA revenues during the three months ended December 31, 2020. This occurred as (i) fewer merchants are meeting MCA underwriting criteria, which reduces our syndication fee income and ability to generate revenue by funding MCAs, (ii) underwriters are less interested in purchasing leads, and (iii) a portion of our merchants, in coordination with the Funders, have reduced or paused payments to better weather the current economic downturn, which reduces our MCA revenues. Furthermore, we reduced our volume of MCA funding during the three months ended December 31, 2020, primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. We anticipate continued lower funding and collection volume over the next few months and are uncertain as to the long-term impact of the pandemic at this point. On July 17, 2020, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of the Master Promissory Note issued by LMCS to us, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration. We are reviewing our strategic options with respect to our continued participation in the MCA industry.

Real Estate Operations Segment Revenues. We generated $46,000 of revenue from interest on commercial mortgage loans during the three months ended December 31, 2020, compared to $112,000 during the three months ended December 31, 2019. The decrease in revenue resulted from originations outpacing borrower repayments.

Selling, General, and Administrative Expenses. Corporate selling, general, and administrative expenses were $1,161,000 for the three months ended December 31, 2020, a $164,000, or 16.4%, increase from the $997,000 for the three months ended December 31, 2019. Decreases in salaries and benefits, real property lease costs, and travel and entertainment, offset by increases in accounting fees and legal fees compared to the prior period caused the period-over-period decrease.

Selling, general, and administrative expenses for our MCA and other financial services segment were $41,000 for the three months ended December 31, 2020, a $328,000, or 88.9%, decrease from the $369,000 for the three months ended December 31, 2019. This decrease was caused by decreases in commissions and fees related to the decrease in MCA revenue during the period. There were no selling, general, and administrative expenses for our real estate segment in either the three months ended December 31, 2020 or 2019.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/originator relationships attributable to our acquisition of the assets of Old LuxeMark (the “LuxeMark Acquisition”). Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019 and no impairments or circumstances requiring a testing of impairment of these intangible assets were identified as of or during the three months ended December 31, 2020.

Provision for Credit Losses on Advances. During the three months ended December 31, 2020, we recorded a $13,775,000 provision for credit losses on aviation advances and MCAs, a $13,595,000 increase from the $180,000 for the three months ended December 31, 2019. The period-over-period increase in provision expense resulted primarily from the loss provision recorded against the aviation advances in the current period versus the prior period (see Note 16).

Other Interest Income. Other interest income includes interest earned on investments in debt securities and cash and money market balances. The components of our interest income for the three months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,
	2020	2019

	(Amounts in thousands)
Interest from cash deposits and debt securities	$359	$716
Accretion of discounts on purchased debt securities	311	1,190
Payment-in-kind interest	9	239
Other interest income	$679	$2,145

Other interest income for the three months ended December 31, 2020 decreased by $1,466,000, or 68.3%, compared to the three months ended December 31, 2019, primarily due to lower yields on incremental investments in debt securities since December 31, 2019 and accretion of the discounts on these securities.

Realized Gain on Investments, Net. During the three months ended December 31, 2020, we sold investments in certain debt and equity securities for which we recognized $876,000 of net realized gains, as compared to $843,000 of realized gains on the sale of certain equity and debt securities during the same period in the prior year.

Unrealized (Loss) Gain on Equity Securities, Net. During the three months ended December 31, 2020, we reported unrealized gains on equity securities, net, of $2,285,000, compared to unrealized losses of $627,000 during the three months ended December 31, 2019. Our unrealized gains and losses on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Our unrealized gains during the current period were attributable to increases in the fair value of our equity securities holdings during the period.

Equity in Net Loss from Equity Method Investment. During the three months ended December 31, 2020, we recorded net loss from equity method investment of $53,000. There was no net income or loss from equity method investment during the same period in the prior year.

Income Tax (Benefit) Provision. We reported $1,725,000 of income tax benefit for the three months ended December 31, 2020, primarily due to the tax effects of the aviation advance loss. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the deferred tax valuation allowances, and other items. The currently forecasted ETR may vary from the actual year-end ETR due to the changes in these factors. The Company’s global ETR for the three months ended December 31, 2020 and 2019 was 17% and -1%, respectively. The difference between the ETR’s for the three months ended December 31, 2020 and 2019 was driven by differences in the magnitude of taxable gains in the periods, as well as by the release of the bulk of the deferred tax valuation allowance during the fiscal year ended June 30, 2020, offset by the tax effects of the aviation advance loss provision recorded during the current period.

Six Months Ended December 31, 2020 in Comparison to the Six Months Ended December 31, 2019

Consolidated Revenues and Income. During the six months ended December 31, 2020, we generated $2,107,000 of total revenue, compared to $3,518,000 in the six months ended December 31, 2019, with the decline driven largely by our decreasing participation in the MCA industry. Our net loss for the six months ended December 31, 2020 was $7,944,000, compared to net income of $6,143,000 for the six months ended December 31, 2019. This decrease was primarily attributable to aviation advance loss provisions, reductions of revenue and other interest income, and an increase in operating expenses due primarily to increased management and performance fees. Additionally, the six months ended December 31, 2019 included an adjustment for the decrease in fair value of contingent consideration for which the agreement was terminated during the fourth quarter of the fiscal year ended June 30, 2020. This was offset by an increase in realized gains on sales of securities and unrealized gains on equity securities.

MCA and Other Financial Services Segment Revenues. We generated $1,967,000 of revenue from MCA and other financial services operations during the six months ended December 31, 2020, compared to $3,327,000 during the six months ended December 31, 2019. During the year ended June 30, 2020, management concluded that it would not resume funding MCAs with Funders. This resulted in a decrease of MCA revenue during the current period. Our MCA and other financial services operations revenues for the six months ended December 31, 2020 and 2019 are as follows:

	Six Months Ended December 31,
	2020	2019

	(Amounts in thousands)
MCA and other financial services revenue	$1,466	$1,795
Syndication fee revenue	214	938
Fee income on MCA leads generation	34	155
MCA fees and other revenue	1,714	2,888
Interest on loans to MCA originators	253	439
Total MCA and other financial services operations segment revenue	$1,967	$3,327

MCA revenue from interest on loans to Funders is categorized as MCA and other financial services operations revenue for segment reporting purposes but reported as interest on mortgage and commercial loans within our consolidated statements of operations.

Revenues from each of the revenue sources within our MCA segment decreased with the onset of the COVID-19 pandemic. We experienced declines of MCA revenues during the six months ended December 31, 2020. This occurred as (i) fewer merchants are meeting MCA underwriting criteria, which reduces our syndication fee income and ability to generate revenue by funding MCAs, (ii) underwriters are less interested in purchasing leads, and (iii) a portion of our merchants, in coordination with the Funders, have reduced or paused payments to better weather the current economic downturn, which reduces our MCA revenues. Furthermore, we reduced our volume of MCA funding during the six months ended December 31, 2020, primarily as a result of our efforts to better evaluate the impact of the pandemic on MCA assets before funding additional assets. We anticipate continued lower funding and collection volume over the next few months and are uncertain as to the long-term impact of the pandemic at this point. On July 17, 2020, we entered into a series of agreements with Old LuxeMark pursuant to which our interest in LMCS was reduced from 80% to 51%. After the repayment of the outstanding balance of the Master Promissory Note issued by LMCS to us, Old LuxeMark has the right to purchase the remaining 51% equity interest in LMCS for nominal consideration. We are reviewing our strategic options with respect to our continued participation in the MCA industry.

Real Estate Operations Segment Revenues. We generated $140,000 of revenue from interest on commercial mortgage loans during the six months ended December 31, 2020, compared to $191,000 during the six months ended December 31, 2019. The decrease in revenue resulted from originations outpacing borrower repayments.

Selling, General, and Administrative Expenses. Corporate selling, general, and administrative expenses were $2,054,000 for the six months ended December 31, 2020, a $166,000, or 8.8%, increase from the $1,888,000 for the six months ended December 31, 2019. Increases in accounting fees and legal fees, offset by decreases in salaries and benefits compared to the prior period, caused the period-over-period increase.

Selling, general, and administrative expenses for our MCA and other financial services segment were $233,000 for the six months ended December 31, 2020, a $490,000, or 67.8%, decrease from the $723,000 for the six months ended December 31, 2019. This decrease was caused by decreases in commissions and fees related to the decrease in MCA revenue during the period. There were no selling, general, and administrative expenses for our real estate segment in either the six months ended December 31, 2020 or 2019.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles includes amortization over the respective useful lives of the trade name, non-competition agreements, and investor/originator relationships attributable to our acquisition of the assets of Old LuxeMark (the “LuxeMark Acquisition”). Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We acquired these intangibles as part of the LuxeMark Acquisition on February 13, 2019 and no impairments or circumstances requiring a testing of impairment of these intangible assets were identified as of or during the six months ended December 31, 2020.

Provision for Credit Losses on Advances. During the six months ended December 31, 2020, we recorded a $13,827,000 provision for credit losses on aviation advances and MCAs, a $13,431,000 increase from the $396,000 for the six months ended December 31, 2019. The period-over-period increase in provision expense resulted from the loss provision recorded against the aviation advances in the current period versus the prior period (see Note 16).

Other Interest Income. Other interest income includes interest earned on investments in debt securities and cash and money market balances. The components of our interest income for the six months ended December 31, 2020 and 2019 are as follows:

	Six Months Ended December 31,
	2020	2019

	(Amounts in thousands)
Interest from cash deposits and debt securities	$858	$1,433
Accretion of discounts on purchased debt securities	916	2,366
Payment-in-kind interest	265	483
Other interest income	$2,039	$4,282

Other interest income for the six months ended December 31, 2020 decreased by $2,243,000, or 52.4%, compared to the six months ended December 31, 2019, primarily due to lower yields on incremental investments in debt securities since December 31, 2019 and accretion of the discounts on these securities.

Realized Gain on Investments, Net. During the six months ended December 31, 2020, we sold investments in certain debt and equity securities for which we recognized $1,408,000 of net realized gains, as compared to $1,919,000 of realized gains on the sale of certain equity and debt securities during the same period in the prior year.

Unrealized (Loss) Gain on Equity Securities, Net. During the six months ended December 31, 2020, we reported unrealized gains on equity securities, net, of $1,240,000, compared to unrealized losses of $158,000 during the six months ended December 31, 2019. Our unrealized gains and losses on equity securities each period are a function of changes in the fair value of the equity securities that we hold as of the current reporting period balance sheet date relative to the preceding balance sheet date. Our unrealized gains during the current period were attributable to an increase in the fair value of equity securities during the period.

Equity in Net Loss from Equity Method Investment. During the six months ended December 31, 2020, we recorded net loss from equity method investment of $53,000. There was no net income or loss from equity method investment during the same period in the prior year.

Income Tax Provision. We reported $1,494,000 of income tax benefit for the six months ended December 31, 2020, primarily due to the tax effects of the aviation advance loss provision. The ETR each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and other items. The currently forecasted ETR may vary from the actual year-end ETR due to the changes in these factors. The Company’s global ETR for the six months ended December 31, 2020 and 2019 was 16% and 2%, respectively. The difference between the ETR’s for the six months ended December 31, 2020 and 2019 was driven by differences in the magnitude of taxable gains in the periods, as well as by the release of the bulk of the deferred tax valuation allowance during the fiscal year ended June 30, 2020, offset by the tax effects of the aviation advance loss provision recorded during the current period.

Liquidity and Capital Resources

We do not currently expect the COVID-19 pandemic to significantly affect our liquidity and currently have access to sufficient liquidity and capital resources to continue funding our operations and sustain currently expected levels of capital expenditures over the next twelve months. While we maintain significant amounts of cash and cash equivalents and marketable securities which we may use to fund our operations and make investments, the COVID-19 pandemic has had a significant impact on credit markets, which may adversely affect our ability to access third-party financing. Given our substantial cash balances, we do not anticipate that our future liquidity will be materially impacted by any funding obligations related to our affiliates. Due to the impairment in our aviation deposits held by Wright Brothers, the Company will cease recognizing any related revenue in future periods. Still, the Company does not believe this will affect its overall future liquidity. Our future liquidity will be affected by, among other things:

•	our future access to capital;

•	our exploration and evaluation of strategic alternatives and development of new operating assets;

•	our ability to collect on our commercial loans and advances receivable;

•	the liquidity and fair value of our debt and equity securities; and

•	our ongoing operating expenses.

Uses and Sources of Cash

Cash Flows from Operating Activities

We used $96,000 and generated $2,080,000 of cash from operating activities during the six months ended December 31, 2020 and 2019, respectively. Operating cash used during the six months ended December 31, 2020 was primarily attributable to income from operations, adjusted for advance loss provisions, realized and unrealized gains on investments, and the timing of collection of interest income. Operating cash generated during the six months ended December 31, 2019 was primarily attributable to cash income generated by our operations and investments exceeding our operating costs.

Cash Flows from Investing Activities

During the six months ended December 31, 2020, we generated $7,072,000 of cash, net, from investing activities. Our net cash inflows were primarily driven by liquidations of $10,625,000 more in debt and equity securities than investments during the six months ended December 31, 2020. We also collected $1,850,000 more in mortgage and commercial loans receivable than we funded during the six months ended December 31, 2020. We funded $1,277,000 more in aviation advances and MCAs than we collected during the six months ended December 31, 2020. Additionally, we invested $3,850,000 in an equity method subsidiary during the six months ended December 31, 2020. Remaining investing cash outflows during the six months ended December 31, 2020 resulted from our purchase of a small minority interest in an operating business, and from our continued investment in land parcels for development and resale.

During the six months ended December 31, 2019, we generated $1,893,000 of cash, net, from investing activities. Our net cash inflows were primarily driven by liquidations of $2,384,000 more in debt and equity securities than investments during the period. Partially offsetting the net cash inflows from debt and equity securities, we funded $196,000 more in mortgage and commercial loans than we collected during the period, primarily attributable to new loans that we made to Funders. Remaining investing cash outflows during the six months ended December 31, 2019 resulted from our purchase of land parcels for development and resale.

Cash Flows from Financing Activities

During the six months ended December 31, 2020, we used $59,000 of cash for financing activities for distributions to the non-controlling interest and used $2,000 in cash for financing activities for payment of accrued dividends related to restricted stock releases.

During the six months ended December 31, 2019, we used $1,000 of cash for financing activities for payment of accrued dividends related to restricted stock releases.

Liquidity

We had working capital (current assets less current liabilities) of $43.1 million as of December 31, 2020, compared to working capital of $51.0 million as of June 30, 2020. While the loss of the Company’s aviation deposits had a significant impact on working capital during the quarter, the Company’s working capital remains strong and sufficient to execute on its stated business plans. As of December 31, 2020, we had no material commitments for capital expenditures.

As of December 31, 2020, less than 0.1% of our cash was in foreign accounts, and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances, equity securities, and available-for-sale investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital requirements for at least the next 12 months from the issuance date of this report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2020.

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

As of December 31, 2020, under the supervision and with the participation of our management, including our President and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our President and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Board of Directors and management regularly monitor the Company’s status relative to the inadvertent investment company test under the ICA and believe that the Company is not, currently or as of December 31, 2020, an inadvertent investment company based on the assets test under Section 3(a)(1)(C) of the ICA. The effects of the COVID-19 pandemic and resulting economic downturn have adversely impacted the Company’s acquisition activities due to the reduced level of merger and acquisition activity and the difficulty for buyers and sellers to agree on valuations and transaction terms.

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

Item 6.	Exhibits

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Proxy on Form DEFR14A filed on June 2, 2008 (File No. 001-13150)).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2011 (File No. 000-13150)).

3.4	Certificate of Correction to Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 000-13150)).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (File No. 000-13150)).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002) (File No. 000-13150).

3.7	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.9	Certificate of Elimination of Series B Participating Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2017).

3.11	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.12	Certificate of Amendment to Restated Certificate of Incorporation dated as of January 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2018).

3.13	Certificate of Amendment to Restated Certificate of Incorporation dated as of November 8, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2018).

10.1	Amendment to Operating Agreement of LM Capital Solutions, LLC by and among LM Capital Solutions, LLC, AZOKKB LLC, CCUR Holdings, Inc., Igor Volshteyn, Warren Sutherland and Oskar Kowalski (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 22, 2020).

10.6*	Amendment to Amended Management Agreement, dated January 6, 2021

31.1*	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2021	CCUR HOLDINGS, INC.

By:	/s/ Igor Volshteyn
Igor Volshteyn
President and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)

By:	/s/ Jonathan Tegge
Jonathan Tegge
Chief Financial Officer
(Principal Accounting Officer)

